Form 10-Q
period 2012-03-31
China Bull Management Inc
filed 2012-05-16
CIK 1510963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the period ended: March 31, 2012.

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from         to

Commission File Number:  333-172251

China Bull Management Inc.

__________________________________________________

(Exact name of Small Business Issuer as specified in its charter)

Nevada                    7389                    27-4344306

(State of Incorporation)     (Primary Standard       (IRS Employer ID No.)

Classification Code)

Issuer's telephone number, including area code:       203-844-0809

Indicated by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [x]   No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes [x]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer"," accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                                     Accelerated filer [ ]

Accelerated filer [ ](Do not                            Small reporting company [x]

check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [X]   No  [  ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,139,096 shares of common stock with par value of $0.0001 per share outstanding as of May 14, 2012.

                               TABLE OF CONTENTS

                 FOR QUARTER ENDED MARCH 31, 2012

                        Part I – FINANCIAL INFORMATION

                Page

Item 1. Financial Statements

           Balance Sheets  ------------------------------------------ 4

           Statement of Operation ----------------------------------- 5

           Statement of Cash Flows----------------------------------- 6

           Notes to Consolidated Financial Statement----------------- 7

Item 2. Management's Discussion And Analysis Of Financial

        Condition And Results Of Operation  ------------------------ 11

Item 3. Quantitative And Qualitative Disclosure About Market Risk--- 12

Item 4. Controls and Procedures  ----------------------------------- 12

                        PART II - OTHER INFORMATION

Item 6. Exhibits --------------------------------------------------- 13

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

                Balance Sheet of China Bull Management Inc.

                     As of March 31, 2012 and December 31, 2011

	3/31/2012	12/31/2011
	(unaudited)	(audited)
Cash and cash equivalent	$ 79,325	$ 80,790
Account receivables	0	$ 2,000
Total Current Asset	$ 79,325	$ 82,790
Fixed Assets	2471	$ 2,779
Total Assets	$ 81,796	$ 85,569

Liabilities and Shareholders' equity
Current Liabilities:
Deposits from Customer		$ 2,500
Due to Officer	$ 332	$ 2,332
Tax Parable	$ 242	35
Total Liabilities	$ 574	$ 4,867

Commitments And Contingence
Shareholders' Equity
Common shares 1,139,046 o/s w/ par $0.0001	$ 114	$ 114
Additional Paid-in Capital	$ 80,523	$ 80,523

Profits (Deficit) accumulated	$ 585	$ 65

Total Shareholders' Equity	$ 81,222	$ 80,702

Total Liabilities and Shareholders' Equity	$ 81,796	$ 85,569

China Bull Management Inc (Unaudited) Statements of Income (Loss) For

Three Months Ended March 31, 2012 and 2011

& From December 17, 2010 (Inception) Through March 31, 2012

	Three Month	Three Month	From Inception
	ended on	ended on	12/17/2010 to
	3/31/2012	3/31/2011	3/31/2012
Revenue	$ 2,500	$ -	$ 17,000
Cost of Revenue	$ -		$ 1,895
Gross Profits	$ 2,500	$ -	$ 15,105

Operating Expenses
Selling expenses

General and administrative expenses	$ 1,808	$ (1,215)	$ 14,549
Total Operating Expenses	$ 1,808	$ (1,215)	$ 14,549

Income (loss) from Operation	$ 692	$ (1,215)	$ 556

Other income (expenses)
Interests income	$ 70	$ 18	$ 296

Income before Tax	$ 762	$ (1,197)	$ 862
Provision for income tax	$ 242		$ 277
Net income (loss)	$ 520	$ (1,197)	$ 585

Earning per share (EPS)
Basic and diluted net earning per share
1,139,096 Shares O/S respectively	$ -	$ -	$ -

Weighted average number of common shares
used to compute EPS:
-Basic	1,139,096	801,884	1,044,398
-Diluted	1,139,096	801,884	1,044,398

China Bull Management Inc.

 Statements of Cash Flows For

      Three Months Ended March 31, 2012 & 2011 and

  From December 17, 2010 (Inception) Through March 31, 2012 (Unaudited)

	From	From	From Inception
	01/01/2012 to	01/01/2011 to	12/17/2010 to
	3/31/2012	3/31/2011	3/31/2012
CASH FLOWS FROM OPERATING ACTIVITIES:		$ -
Net income	$ 520	$ (1,197)	$ 585
Adjustments to reconcile net income to net cash
provided by operating activities:

Change in operating assets and liabilities
Increase of Deposits from customers	$ (2,500)		$ -
Increase of Taxes payable	$ 207		$ 242
Decrease of account receivables	$ 2,000		$ -
Increase of depreciation	$ 308		$ 616
Increase of Due Officer	$ (2,000)		$ 332
Net cash provided by operating activities	$ (1,465)	$ (1,197)	$ 1,775

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Computer System			$ (3,087)

CASH FLOWS FROM FINANCING ACTIVITIES:
Private Financing by issued shares	$ -	$ 26,090	$ 51,468
Other paid-in capital	$ -		$ 29,169
Increase (decrease) in cash		$ -
Cash, beginning at the period	$ 80,790	$ 127	$ -
Cash, end at the period	$ 79,325	$ 25,020	$ 79,325

Supplemental Cash Flow Information:
Interests paid:	$ -		$ -

China Bull Management Inc.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012

1. ORGANIZATIONS AND DESCRIPTION OF BUSINESS

China Bull Management Inc was incorporated in Nevada on December 17, 2010, under the laws of the State of Nevada, for the purpose of engaging in financial consulting services to the small or median sized private companies in China that want to look for business partners, or agencies, or financing resources, or to become public listing through IPO or reverse merger in the United States, or Canada.

The Company is in the development stage with minimal operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying audited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for annual financial information, and with the rules and regulations of SEC to Form 10-Q and Article 8 of Regulation S-X.

The Company has elected a December 31 year-end.

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification.  The Company has recognized no revenue since inception, and is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception, have been considered as part of the Company’s development stage activities.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

 Level 1 Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

 Level 2 Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

 Level 3 Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for financial assets and liabilities measured at fair value at March 31, 2012, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the quarter ended March 31, 2012.

Revenue Recognition

The Company will apply paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company will recognize revenue when it is realized or realizable and earned.  The Company will consider revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Income Taxes

The Company will account for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of December 31, 2011.

Recently Issued Accounting Standards

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002, as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with the Company’s Annual Report for the fiscal year ending December 31, 2011, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year-end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the

Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-K.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04, Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99, which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05, Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this Update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08, Earnings Per Share – Amendments to Section 260-10-S99, which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42: the Effect of the

Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12, Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent), which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25-14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary. That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

 A subsidiary or group of assets that is a business or nonprofit activity

  A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture

An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

Sales of in substance real estate.  Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.

Conveyances of oil and gas mineral rights.  Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis.

The Company had minimal operations during the period from December 17 (date of inception) to March 31, 2012 and generated little revenues of $17,000 including $2,500 in this quarter, and the Company's current asset of $81,796 is limited.  This condition raises substantial doubt about the Company's ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital, and generating substantial revenue and profits. Management is doing the best to find a good solution.

4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stocks.

5. INCOME TAXES

This company is subject to Nevada and US tax codes. The company has federal tax payable for $242 for this quarter.

6. NET OPERATING INCOMES

As of March 31, 2012, the Company has a net operating income of $ 585.

7. Common Stock

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2011:

Common stock, $0.0001 par value: 75,000,000 shares authorized; 1,139,046 shares issued and outstanding.

8. RELATED PARTY TRANSACTIONS

None.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operation

FORWARD-LOOKING STATEMENTS

This financial statement contains forward-looking statements. The forward-looking statements are based on our current goals, plans, expectations, assumptions, estimates and predictions regarding the Company.

When used in this financial statement, the words "plan", "believes," "continues," "expects," "anticipates," "estimates," "intends", "should," "would," "could," or "may," and similar expressions are intended to identify forward looking statements.

In evaluating such statements, prospective investors should carefully review various risks and uncertainties identified in this report and in our other SEC filings. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or growths to be materially different from any future results, events or growths expressed or implied in this financial statement.

We do not undertake any obligation to update any forward-looking statements contained in this financial statement to reflect new events or circumstances, unless and to the extent required by applicable law

BUSINESS OVERVIEW:

The Company incorporated on December 18, 2010 in Nevada, and is in the developing-stage and only generated little of revenue, and we have only one director: Mr. Chien, who isn’t a registered invest adviser.

However, we believe that our business has the possible to be success because of our President's (Mr. Chien’s) extensive education and professional experience in the both U.S. and China make him, as our Director, some advantages in:

•	contacts with some entrepreneurs in China;
•	skill sets and experience in the business service field, including understanding some public company's legal, accounting and investor relationship issues;
•	language skills of both Chinese and English;
•	long time (over a dozen of years) working experiences in both China and USA; and
•	work ethics and his determination to turn our business into a financial success.

In past five years, Andrew Chien has accumulated working experiences in managing a small public company and some contact with China small financial consultants. The frequently and long time contact between Andrew Chien and his China partners is very important because our manager believes that doing business in China for small or micro-capital companies, a trust relation is more important than the brand name from the facts that, in most private owned companies, the top management team always is arranged in members of one family rather than outside professionals. Our targeted projects are directly relative to the owners’ financial benefits, the owners will pick the trust people first rather than the professionals’ brand name. This is why Andrew Chine’s long time working history and good relation with some Chinese entrepreneurs and financial consultants are very important, and this makes us to have confidence that our company will be successful.

Target Market

Our target market will be small to medium size private companies in China, who is looking for private or public financing with purposes to achieve China or oversea operation expansion; or looking for merger with business partners in the United States, Canada or Europe, or looking for becoming publicly listed through either an IPO (Initial Public Offering) or a "reverse" merger with a public "shell" company.

We will conduct our business in accordance with all applicable laws and regulations of the cities, states and countries of which we are conducting business. Currently, we do not need any special license or regulatory approval in the US or China to conduct any of our services. We will strictly control our business practice, avoiding involving any areas in which any special license or regulatory approval may need, or contracting the special services to outside qualified persons or companies.

We will market our service major through personal contacts, advertisers and media. In past five years, Mr. Chien at least traveled to China once a year for business, he will continue to take extensive international travel to meet the owners and major managers of the potential customers, and will make consistently communication through telephone and e-mail with them. Also he will periodically join the associated conferences, and seminars to make wide contacts with potential customers. We also will make alliances with partners or organizations located in US, and China to expand our business.

Revenue Stream

Our Company will realize revenue when we obtain customers, and charge those customers fees for our business services. We plan to charge our customers on an annual basis, per project, rather than by the hours. We will survey our competition and adjust our fees to be slightly lower than industry averages. However, there is no guarantee that we will obtain additional customers and earn additional revenues.

We believe that some customers may elect to issue us shares of their common stock for our services if they do not have adequate cash resources.

RESULTS OF OPERATIONS:

Revenue, operating income and shareholder equity

For the quarter ended of March 31, 2012, we have generated revenue of $ 2,500, and net income of $ 762; compared same period of last year of 0 revenue and loss of $1,215. This improvement is due to that we have customers and generated revenue.

On March 31, 2012, we have shareholders’ equity of $81,222, compared with $80,710 on the December 31, 2011. The increase of shareholder equity in this quarter is due to the profits in operation.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our current cash position of $ 79,325 can meet our operation requirement in the next twelve month. We don’t have any financing plan in the foreseeable future.

Item 3. Quantitative And Qualitative Disclosure About market Risk

    None.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange act of 1934, as amended) as of the end of period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective. There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

       PART II - OTHER INFORMATION

Item 6. Exhibits

31 - Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 - Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2012 furnished in XBRL).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            China Bull Management Inc

Dated: May 14, 2012

                                                                                                By: /s/ Andrew Chien

                                                                                                           ------------------------

                                                                              Andrew Chien, CEO, CFO

                                                         (Duly Authorized Officer, Principal Executive Officer

                                                                               and Principal Financial Officer)