Form 10-Q
period 2012-09-30
China Bull Management Inc
filed 2012-11-08
CIK 1510963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the period ended: September 30, 2012.

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,138,596 shares of common stock with par value of $0.0001 per share outstanding as of November 8, 2012.

                               TABLE OF CONTENTS

                 FOR QUARTER ENDED September 30, 2012

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

                        PART II - OTHER INFORMATION

Item 6. Exhibits --------------------------------------------------- 13

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

                Balance Sheet of China Bull Management Inc.

                     As of September 30, 2012 and December 31, 2011

	9/30/2012	12/31/2011
	(unaudited)	(audited)
Cash and cash equivalent	$ 85,262	$ 80,790
Account receivables		$ 2,000
Total Current Asset	$ 85,262	$ 82,790
Fixed Assets	$ 3,454	$ 2,779
Total Assets	$ 88,716	$ 85,569

Liabilities and Shareholders' equity
Current Liabilities:
Deposits from Customer	$ 5,000	$ 2,500
Due to Officer	$ 352	$ 2,332
Tax Payable	$ 931	35
Total Liabilities	$ 6,283	$ 4,867

Commitments And Contingence
Shareholders' Equity
Common shares 1,138,596 o/s w/ par $0.0001	$ 114	$ 114
Additional Paid-in Capital	$ 80,523	$ 80,523

Profits (Deficit) accumulated	$ 1,796	$ 65

Total Shareholders' Equity	$ 82,433	$ 80,702

Total Liabilities and Shareholders' Equity	$ 88,716	$ 85,569

China Bull Management Inc (Unaudited) Statements of Income (Loss) For

Three and Nine Month Ended September 30, 2012 and 2011

& From December 17, 2010 (Inception) Through September 30, 2012

	Three Month	Three Month	Nine Month	Nine Month	From Inception
	ended on	ended on	ended on	ended on	12/17/2010 to
	9/30/2012	9/30/2011	9/30/2012	9/30/2011	9/30/2012
Revenue	$ 4,320	$ 4,500	$ 12,820	$ 12,000	$ 27,320
Cost of Revenue		100		1,895	$ 1,895
Gross Profits	$ 4,320	$ 4,400	$ 12,820	$ 10,105	$ 25,425

Operating Expenses
Selling expenses

General and administrative expenses	$ 835	$ (121)	$ 10,320	$ 1,204	$ 23,050
Total Operating Expenses	$ 835	$ (121)	$ 10,320	$ 1,204	$ 23,050

Income (loss) from Operation	$ 3,485	$ 4,521	$ 2,500	$ 8,901	$ 2,375

Other income (expenses)
Interests income	$ 39	$ 86	$ 161	$ 139	$ 387

Income before Tax	$ 3,524	$ 4,607	$ 2,661	$ 9,040	$ 2,762
Provision for income tax	$ 1,233	$ 1,157	$ 931	$ 2,342	$ 966
Net income (loss)	$ 2,291	$ 3,450	$ 1,730	$ 6,698	$ 1,796

Earning per share (EPS)
Basic and diluted net earning per share
1,139,096 Shares O/S respectively	$ -	$ -	$ -	$ -	$ -

Weighted average number of common shares
used to compute EPS:
-Basic	1,138,596	1,138,596	1,138,596	1,026,102	1,090,381
-Diluted	1,138,596	1,138,596	1,138,596	1,026,102	1,090,381

China Bull Management Inc.

 Statements of Cash Flows For

      Nine Months Ended September 30, 2012 & 2011 and

  From December 17, 2010 (Inception) Through September 30, 2012 (Unaudited)

	From	From	From Inception
	01/01/2012 to	01/01/2011 to	12/17/2010 to
	9/30/2012	9/30/2011	9/30/2012
CASH FLOWS FROM OPERATING ACTIVITIES:		$ -
Net income	$ 1,730	$ 6,698	$ 1,795
Adjustments to reconcile net income to net cash
provided by operating activities:
	$ -	$ -	$ -
Change in operating assets and liabilities
Increase (Decrease) of deposits from customers	$ 2,500	$ 5,000	$ 5,000
Increase of taxes payable	$ 896	$ 2,342	$ 931
Decrease (Increase)of account receivables	$ 2,000	$ (2,000)
Increase of depreciation	$ 520	$ 154	$ 828
Increase of Due Officer	$ (1,980)		$ 352
Net cash provided by operating activities	$ 5,666	$ 12,194	$ 8,906

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Computer System	$ (1,195)	$ (3,087)	$ (4,282)

CASH FLOWS FROM FINANCING ACTIVITIES:
Private Financing by issued shares	$ -	$ 51,341	$ 51,468
other paid-in capital	$ -	$ 29,169	$ 29,169
Increase (decrease) in cash		$ -
Cash, beginning at the period	$ 80,790	$ 127	$ -
Cash, end at the period	$ 85,261	$ 89,744	$ 85,261

Supplemental Cash Flow Information:
Interests paid:	$ -		$ -

China Bull Management Inc.

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for financial assets and liabilities measured at fair value at September 30, 2012, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the quarter ended September 30, 2012.

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

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of September 30, 2012.

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

The Company had minimal operations during the period from December 17 (date of inception) to September 30, 2012 and generated little revenues of $27,320 including $4,320 in this quarter, and the Company's current asset about $88,000 is limited.  This condition raises substantial doubt about the Company's ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital, and generating substantial revenue and profits. Management is doing the best to find a good solution.

4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stocks.

5. INCOME TAXES

This company is subject to Nevada and US tax codes. The company has tax payable of $931 for this quarter.

6. NET OPERATING INCOMES

As of September 30, 2012, the Company has a net operating profits of $ 2,291 for this quarter,  or $1730 for the nine month of this year.

7. Common Stock

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2012:

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

The Company incorporated on December 18, 2010 in Nevada, and is in the developing stage and only generated little of revenue, and we have only one director: Mr. Chien, who isn’t a registered invest adviser.

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

RESULTS OF OPERATIONS:

Revenue, operating income and shareholder equity

For the quarter ended of September 30, 2012, we have generated revenue of $ 4,320, and net profits of $ 2291; compared same period of last year of $4500 revenue and income of $3,450.

On September 30, 2012, we have shareholders’ equity of $88,716, compared with $85,569 on the December 31, 2011. The increase of shareholder equity in this quarter is due to the profits in operation.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our current cash position of $ 85,262 can meet our operation requirement in the next twelve month. We don’t have any financing plan in the foreseeable future.

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

101 - Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2012 furnished in XBRL).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            China Bull Management Inc

Dated: November 8, 2012

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