Form 10-K
period 2012-12-31
China Bull Management Inc
filed 2013-04-12
CIK 1510963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended: December 31, 2012.

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number:   333-172251

China Bull Management, Inc.

______________________________________________

(Exact name of registrant as specified in its charter)

Nevada                    7389                    27-4344306

(State of Incorporation)     (Primary Standard       (IRS Employer ID No.)

Classification Code)

Registrant's telephone number, including area code: 203-844-0809

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $0.0001 per share

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]

Check if there is disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer", " accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]              Accelerated filer [ ]

Non-accelerated filer [ ](Do not         Small reporting company [x]

check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No[x]

The issuer's revenues for the its most recent fiscal year: $19,620.

The number of shares outstanding of the issuer's Common Stock, $0.0001 par value, as of April 11, 2013 was 1,108,596 shares.

Documents Incorporated By Reference: See Part IV Item 15.

                                                 TABLE OF CONTENTS

                                            TO ANNUAL REPORT ON FORM 10-K

                                           FOR YEAR ENDED December 31, 2012

                                                                                                                      Page

PART I

Item 1. Description of Business ---------------------------------------------------------------------------------------- 3

Item 1A. Risk Factors -------------------------------------------------------------------------------------------------- 5

Item 1B. Unresolved Staff Comments ------------------------------------------------------------------------------------- 9

Item 2. Description of Property ---------------------------------------------------------------------------------------- 9

Item 3. Legal Proceedings ---------------------------------------------------------------------------------------------- 9

Item 4. Reserved ------------------------------------------------------------------------------------------------------- 9

PART II

Item 5. Market for Registrant’s Common Equity and related Stockholder Matters ------------------------------------------ 9

Item 6. Selected Financial Data --------------------------------------------------------------------------------------- 10

Item 7. Management’s Discussion and Analysis or Plan of Operation ----------------------------------------------------- 11

Item 7A. Quantitative and Qualitative Disclosures About Market Risk --------------------------------------------------- 12

Item 8. Financial Statements ------------------------------------------------------------------------------------------ 13

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures --------------------------13

Item 9A. Controls and Procedures -------------------------------------------------------------------------------------- 13

PART III

Item 10. Directors, Executive Officers of the Registrant -------------------------------------------------------------- 15

Item 11. Executive Compensation --------------------------------------------------------------------------------------- 16

Item 12. Security Ownership of Certain Beneficial Ownership Management ------------------------------------------------ 16

Item 13. Certain Relationships and Related Transactions --------------------------------------------------------------- 17

Item 14. Principal Accountant Fees and Services ----------------------------------------------------------------------- 17

Part IV

Item 15. Exhibits ----------------------------------------------------------------------------------------------------- 18

Signatures ------------------------------------------------------------------------------------------------------------ 18

FORWARD-LOOKING STATEMENTS

Subject to Section 21 E, of the exchange Act, this Annual Report on Form 10-K contains forward-looking statements. The forward-looking statements are based on our current goals, plans, expectations, assumptions, estimates and predictions regarding the Company.

When used in this Annual Report, the words "plan", "believes," "continues," "expects," "anticipates," "estimates," "intends", "should," "would," "could," or "may," and similar expressions are intended to identify forward looking statements.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or growths to be materially different from any future results, events or growths expressed or implied in this Annual Report.

PART I

Item 1: Description of Business:

China Bull Management Inc was incorporated in the State of Nevada on December 17, 2010 for the purpose to engage in the financial consulting business. None of the activities of the Company or Mr. Chien require or will require:

  the Company or Mr. Chien to register with the SEC as an investment adviser pursuant to the Investment Advisers Act of 1940 or the Company or Mr. Chien to register with any U.S. state securities regulator as an investment adviser.

On December 31, 2010, our company was, through dividend distribution, spin-off from USChina Channel Inc and got approval from FINRA, while the Company signed “Service Agreement” with China Bull Holding Inc, to manage and take the beneficiary of the business of China Bull Holding which is a subsidiary and successor of the legacy (such as assets and liabilities) of USChina Channel Inc., just after USChina Channel was acquired by China Education International, Inc. (“China Education”).

On January 30, 2011, the Board of the Company made following decision (Exhibits 10.04):

  The existing shares of common stock on the record day of January 30, 2011 will make 1 for 10 reverse split, and the fractional share will be round into an integer share.
  The company offers Andrew Chien to purchase 900,000 shares at par value $0.0001 and Kin Yuet Li 10,000 shares at par value $0.0001.

  The Board will make sale of its shares to shareholders at $0.5 /share. The proceeds will be used in the company’s operation.

The Board believes that the sale of about 102,500 shares to inside shareholders who are all Andrew Chien’s friends and relatives, accredited or sophisticated investors, at $0.5 /share, not involving any public stock offering such as public solicits including advertise.

Since there is no operation of China Bull Holding, Andrew Chien, in July 2011, cancelled the business plan of China Bull Holding, and transferred all cash of $29,169.37 of China Bull Holding into a bank deposit for this company as additional paid-in capital without any issuance of our shares under his authorization of the service agreement. In summer of 2011, Mr. Chien dissolved China Bull Holding.

Currently, Mr. Chien is the Chairman, CEO and CFO, and majority shareholder of our company. We have the office at 665 Ellsworth Avenue, New Haven, CT 06511, telephone number (203) 844-0809. The website of China

Bull Management is the original website of USChina Channel Inc, at

http://www.uschinachannel.net

Our company initiated limited operation in the second quarter of 2011 by offering XBRL filing and other services to customers, and continued to add strength and efforts in the marketing to explore more services for potential customers.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and information provided in this annual report and other filings. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially and adversely affected.

Risks Relating To Our Business

We commence operation recently and only have several customers this time and our operating results are unpredictable.

We have no operation history. Since the Company's formation in December 2010, we only realized revenue of $34,120, including $19,620 in year 2012 so far. At this time, we have only several signed customers. There are no history data upon which our investors could evaluate, estimate or predict our future revenue and profits. The likelihood of our company's success must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in the early stages of development.

We will incur increased costs as a result of being a public company, including the adoption of Sarbanes-Oxley Act, which may not be affordable to us.

Rules adopted by SEC pursuant to Section 404 of Sarbanes-Oxley require annual assessment of our internal control over financial reporting, and attestation of this assessment by the Company’s independent registered public accountants. These requirements make us first to changes in corporate governance practices and to develop an adequate internal accounting control to budget, forecast, manage and allocate our funds and account for them, while simultaneously developing and organizing with our business.  As a developing stage company, these new rules and regulations will increase our legal, accounting and financial compliance costs and will require additional staff time. Since we have limited financial resources and staff time, we may not be affordable of the increased costs, which ultimately could cause you to lose your investment.

Our auditors have raised substantial doubt about our ability to continue as a going concern.

We do not anticipate any predictable substantially cash flow in the near future. If we fail to generate revenue, we may suffer losses due to the costs and expenses related to implementing our business model. We cannot offer any assurance that we will be successful in attracting, then retaining any customers.

Because we do not have sufficient working capital necessary to pursue our business objectives, our auditors have expressed their opinion that we may fail in the near future if we do not generate profits, or raise sufficient capital soon. This opinion must be disclosed to all potential investors and other sources of capital, which may adversely affect our ability to raise capital. Shareholder and creditor confidence may be very low in evaluating our Company. If we are successful in acquiring a loan or a line of credit, we may be charged a much higher interest rate because of our financial condition.

Our only Director, Mr. Chien has limited financial capability, and has to run additional business. He may be unable to devote his full time, or even honor all his financial commitment to the Company, and eventually cause you to lose your investment if his outside business fails.

Mr. Chien, our President, is also responsible for his own business; and in May 2008, Andrew Chien applied himself as an independent file agency to do SEC forms filing. From January 2006 till August 2011 he run USChina Channel LLC (the “LLC”), which has similar clientele but some different services of our company. Beyond that he also owns USChina Venture I and USChina Venture II which are blank check and volunteer reporting companies. The activities of his own business may constantly occupy his time, which may result in interruptions or delays in serving our Company. Also the profitability of his own business greatly affected his financial capability to perform his services for the Company with little or without any compensation. The failure of his other business may cause him eventually to cease the operation of our Company, and cause you to lose all your investment.

We face strong competitors, which may force us out of business:

Due to GeoInvesting.com there are over 500 Chinese operated companies to list or quoted in USA stock market (including pinksheet), served by numerous financial consulting firms, which have greater financial resources, longer operating history, brand name recognition, and superior marketing than us. There are dozens of legal firms who perform SEC filing work for Chinese operated companies. Many professionals are now bi-lingual and claimed that they are the full service companies that are better than the "one individual" item service Company.

Even if we have the clients currently or in the future, the competitors' aggressive pricing may greatly reduce our revenue and profits margin. We may never be success if we fail to compete with our competitors. Also our Company does not provide legal advice, nor does it perform investment advisor services and we don’t have a registered investment adviser. This may limit the number of customers we can acquire.

We have no business insurance; any unanticipated events or expenses may hurt our business substantially.

We have no general liability or umbrella liability insurance to cover legal hassles due to claims of negligence; no key person insurance to protect our company from a key person dies, falls ill, or leaves; no criminal insurance to protect us from theft and malicious damage. Any unanticipated events or expenses may hurt our business substantially.

Our sole director controls our Company, which could result in a lack of independence needed on certain issues and decisions, which impacting our shareholders.

Our sole director, Mr. Chien, currently owns over 88% of the outstanding common stock, remaining in control of the Company.  Although Mr. Chien is not party to any voting agreement, he will be able to exert significant influence, or even authority, over matters requiring approval by our security holders, including the election of all of our directors, control our operations, and inhibit your ability to change the Company's operations.  Accordingly, our shareholders will not have sufficient votes to cause the removal of Mr. Chien in his function as officer and director.

As a result, we lack independent directors, independent board committees and an independent audit committee financial expert. There can be no assurance that Mr. Chien will be completely independent in the decisions he makes as our sole director and/or principal stockholder that will ensure protection of the rights of other stockholders who purchase our securities in this offering.

Such concentrated control of the Company may adversely affect the price of our common stock in the event we merge with a third party or enter into a different transaction which requires shareholder approval.

Operations outside the United States may be affected by different local politics, business and cultural factors, different regulatory requirements and prohibitions between jurisdictions.

Risks Related to Our Securities

We must comply with penny stock regulations, which could effect the liquidity and price of our stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on NASDAQ, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. Prior to a transaction in a penny stock, a broker-dealer is required to: Deliver a standardized risk disclosure document prepared by the SEC; Provide the customer with current bid and offers quotations for the penny stock; Explain the compensation of the broker-dealer and its salesperson in the transaction; Provide monthly account statements showing the market value of each penny stock held in the customer's account; Make a special written determination that the penny stock is a suitable investment for the purchaser and receives the purchaser's consent; and Provide a written agreement to the transaction.  These requirements may have the effect of reducing the level of trading activity in the secondary market for our stock. Because our shares are subject to the penny stock rules, you may find it more difficult to sell your shares.

We do not anticipate paying any cash dividends in the foreseeable future, which may reduce your return on an investment in our common stock.

We do not plan to pay any cash dividends in the foreseeable future. Any return on your investment would derive from an increase in the price of our stock, which may or may not occur.

There is no trading market for our common stock; and quoting our stock price on the Over-The-Counter Bulletin Board increases the volatility of our stock and makes it harder to sell our stock.

Our common stock is not eligible for trading on any stock exchange and there can be no assurance that our common stock will achieve listing on any such exchange. Currently, our stock prices are quoted on the Over-The-Counter Bulletin Board. The Bulletin Board tends to be highly illiquid, in part because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of market volatility for securities that trade on the Bulletin Board as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors, including:

  a). The lack of readily available price quotations;

  b). The absence of consistent administrative supervision of "bid" and "ask" quotations;

  c). Lower trading volume; and

  d). Market conditions.

In a volatile market, you may experience wide fluctuations in the market price of our securities. These fluctuations may have an extremely negative effect on the market price of our securities and may prevent you from obtaining a market price equal to your purchase price when you attempt to sell our securities in the open market. In these situations, you may be required to either sell our securities at a market price which is lower than your purchase price, or to hold our securities for a longer period of time than you planned

Investors may suffer substantial dilution or an unrealized loss of seniority in preferences and privileges if we need to seek additional funding in the future.

We have authorized 75 million of shares with only about over 1 millions of shares outstanding. If we desire to raise additional capital in the future because we will experience losses, and has little assets in our current operations, or we need to expand our operations, then we may have to issue additional equity, preferred securities or convertible debt securities, which may not need the approval of current shareholders. The issuance of new shares would cause the buyers in this offering to suffer dilution of their ownership percentage. The dilution may be substantial because if maximum 75 million would have issued, the dilution would be approximately seventy-five times, or the current shareholder's ownership would reduce to about 1/75. In addition, it is possible that any future securities could grant new shareholders rights, preferences, and/or privileges that are different from this offering.

Item 1B. Unresolved Staff Comments

None.

Item 2. Description of Property:

The Company does not own or lease offices or property except some necessary computer relative equipment and software for operation. Mr. Chien supplies the Company with office space and other office equipment except of the computer related equipment on rent-free.

Item 3. Legal Proceedings:

None.

Item 4. Reserved

PART II

Item 5. Market for Registrant’s Common Equity and related Stockholder Matters.

a.	Market Information.

Our common stock, par value $0.0001, is quoted on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "CHBM".

b. Holders

As of December 31, 2012, we had approximately 45 registered stockholders of our common stock on record. This number includes shares held by brokerage clearing houses, depositories or otherwise in unregistered form.

b.	Dividends.

On November 12, 2012, the Board of Directors of our company made decision: to purchase 1,138,596 shares of common stock of USChina Channel Inc (note: this is new company with the old name of USChina Channel Inc which became vacate after USChina Channel was acquired by China Education) on par value $0.0001 per share for aggregate price of $113.86.

The share offering of USChina Channel Inc to China Bull Management Inc was relative to the two companies’ close relations of the sole control interests of Andrew Chien, not involving any public stock offering such as public solicits including advertisement, and was exempted from the registration requirement due to Section 4(2) of the Securities Act of 1933, as amended.

These purchased shares distributed to the shareholders of our company on one to one basis that is every outstanding share of China Bull Management Inc got one share distribution of USChina Channel Inc as a special dividend, or gift from the Company.

The record of this dividend distribution was November 29, 2012; and the payment day February 6, 2013.

d. Securities Authorized for Issuance under Equity Compensation

None.

e. Recent Sales of Unregistered Securities

None.

.

Item 6. Selected Financial Data

-10--

Financial Highlights

_($)_____________________________________________________________________

Fiscal Year Ended December 31,                   2012        2011

Revenue                                    19,620     14,500

Income (Loss) from Operation              (2,745)        100

Net Income (Loss)                         (2,745)         65

Cash & Cash Equivalents                   75,055      80,790

Liabilities                                1,606       4,867

Shareholder Equities                       77,957     80,702

_________________________________________________________________________

Item 7. Management’s Discussion and Analysis or Plan of Operation:

We are a developing stage company, and just began some operation. We are in the stage to investigate market and build our business model.

From the second quarter of 2011, we gradually purchased hardware and software for producing XBRL project in enhances our capability of a SEC Edgar file agency for customers.

Results of Operations for the Fiscal Year Ended December 31, 2012

We had revenue of $19,620 in fiscal year 2012, compared with $14,500 in 2011; and the revenue increase was due to the addition of more customers. The net loss was $(2,745) in 2012 compared with net profits of $65 in 2011. The loss was due to the expenses in transfer agency fee and consulting fee for DTC eligibility application of our common stock.

We have not attained profitable operations and are dependent upon existing financing to complete our proposed business plan. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

Liquidity

We believe our current cash position of $ 75,055 can meet our operation requirement in the next twelve month.

Critical Accounting Policies

-11--

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our financial statements for the year ended December 31, 2012. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Recent Accounting Pronouncements

In December 2010, FASB issued an amendment to the disclosure of supplementary pro forma information for business combinations. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this new guidance did not have a material effect on the Company’s financial position and results of operations.

Off-Balance Sheet Arrangements: None.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rates:

Our exposure to market risk for changes in interest rates relates primarily to our short-term investments; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At December 31, 2012, we had approximately $ 75,055 in cash and cash equivalents.

Exchange Rates:

Recently, the general trend of the Exchange Rate of Renminbi Yuan (“Yuan”) to US dollar (“USD”) is up. Due to the data from www.x-rate.com, the average monthly exchange ratio of Yuan to USD was from 0.158347 of January 2012 up to $0.160370 of December 2012. The downtrend of US dollar increased the affordability of the potential Chinese clients for paying various services in USA, and reduced their benefits if they got the financing amount in the US dollars. The change in the Exchange Rate has little influence to our existing business.

Inflation:

We believe that inflation has not had a material effect on our operations to date.

Item 8. Financial Statements

Financial Statements as of December 31, 2012                                    Page

Report of Independent Registered Public Accounting Firm .. ..................... F-1*

•	F-1 commences after the signature page of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls:

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Principal Accounting Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. Based on that assessment, our management has determined that as of December 31, 2012, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting:

Based upon their evaluation of our controls, the CEO and Principal Accounting Officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

-14--

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons

All directors of our Company hold office until the next annual meeting of the shareholders, or until their successors have been elected. The officers of our Company are appointed by our board of directors and hold office until their death, resignation or removal from office. As of date of the report, our directors and executive officers are listed below.

Name                   Age              Term Served as                   Position with the

                                                                      Company (Director/Officer)

  Andrew Chien               68               December 2010                   Director, President,

                                                                       Principal Executive Officer

                                                                        Treasurer, CFO,

                                                                        Principal Accountant

   Kin Yuet Li               54               December 2010                     Secretary

Andrew Chien, 68, Founder, President, CFO, and Director of Our Company since inception. He was ex-president till December 31, 2010, and ex-director till March 5, 2012 of China Education (former name: USChina Channel Inc), a pinksheet quoted company. He is President for USChina Venture I Inc and USChina Venture II Inc, both are blank check reporting companies since inception of December 28, 2010. He is Secretary of USChina Taiwan from November 2010 till December 31, 2012. He is self-employed since 1998, and owns USChina Channel LLC, which is a private company, engaged in financial consultant since January 2006. He has engaged in Edgar filing agent work for several companies.

Mr. Chien was born in China, and received his Bachelor of Science degree at the Jiangsu Institute of Technology, Zhengjiang, Jiangsu, China in 1968. He was employed for eighteen years in China until he came to the United States in 1986. In 1988, he received his Master’s degree of Mathematics at the University of Rhode Island. Mr. Chien's extensive education and professional experience in the both U.S. and China make him, as our Director, some advantages in:

  contacts with some entrepreneurs in China;
  skill sets and experience in the business service field, including understanding some public company's legal, accounting and investor relationship issues;
  language skills of both Chinese and English; and
  work ethics and his determination to turn our business into a financial success.

Currently, he worked full time for our Company.

Kin Yuet Li, 58, Secretary. He, as a non-employee, joined the Company in December 2010. Mr. Li is employed, as Science Laboratory Specialist, by F.D.R. High School, Brooklyn, NY 11204, from 2003 to 2007, and by Queens High School for The Sciences at York College, Jamaica, NY 11451 since September 2007. He got his Master in Computer & Information Science at the University of New Haven, in August 2000.

Code of Ethics

On December 31, 2010, the Company adapted Code of Ethics, pursuant to Item 406 of Regulation S-K, of which all our officers and employees are bound by.

The Code of Ethics is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with the law. A copy of the Code of Ethics is included as Exhibit 14.01 to this registration statement. The full text of the Code of Ethics also posted in the Company's website:

http://www.uschinachannel.net/index/pg63407#textJump194772

A printed copy of the Code of Ethics may be obtained free of charge by writing to the Corporate Secretary at: China Bull Management Inc., 665 Ellsworth Avenue, New Haven, CT 06511.

Item 11. Executive Compensation

We currently have no formal employment agreements or other contractual arrangements with our Officer and Director, or anyone else regarding the commitment of time or the payment of salaries or other remuneration.

Mr. Chien, our sole operator, will be compensated in the form of a service fee or charge paid from revenues generated by the Company's customers. The amount of his service charge is based upon: (1) primary responsibilities, (2) financial performance of the Company, (3) expected future financial performance of the Company and (4) any other factors that are determined by the board of directors. The commencement of such compensation to Mr. Chien will also be determined at the discretion of our board of directors (currently, Chien is the sole director). The primary consideration when determining the timing of payments to Mr. Chien, if any, will be the financial condition of the Company. Specifically, we anticipate the board to authorize payment only when the Company realizes positive cash flow in any quarterly fiscal period. Mr. Chien's service charge will not exceed $150,000 in any fiscal year. Mr. Chien will perform his compensation following the principles as mentioned above. There is no written agreement of Mr. Chien’s compensation. In the year of 2011, our company paid Mr. Chien $11,372. At this time, we do not anticipate awarding stock options to anyone.

Officer	Compensation Table for Year 2012 & 2011

Year          Names                                                    Fees Earned in Cash($)                All Other Compensation($)                   Total ($)

2012    Andrew Chien                                                                0                                                        0                                               0

Kin Yuet Li                                                                   0                                                        0                                               0

2011      Andrew Chien                                                          $11,372                                                  0                                           $11,372

Kin Yuet Li                                                                    0                                                       0                                                0

Item 12. Security Ownership of Certain Beneficial Ownership Management

We have issued shares to the following officers, directors, promoters, and beneficial owners of more than 5% of our outstanding securities on December 31, 2012.

Name and Address of              Amount of            Percent of Class

Beneficial Owner            Beneficial Owner

Andrew Chien                         1,002,436                  88%

665 Ellsworth Avenue

New Haven, CT 06511

Kin Yuet Li

Jackson Height, NY 11375               10,400                    1%

All Officers and Director

as a group:                         1,012,836                   89%

Item 13. Certain Relationships and Related Transactions

None

Item 14. Principal Accountant Fees and Services.

Audit Fees:

The fees billed by Kenne Ruan, CPA, P.C. for professional services rendered for auditing the Company’s annual financial statements for the fiscal year ended December 31, 2012 were $1,500.

The fees billed by Kenne Ruan, CPA, P.C. for professional services rendered for auditing the Company’s annual financial statements for the fiscal year ended December 31, 2011 were $1,500.

Audit related fees:    None

Tax Fees:             None

All Other Fees:      None

Pre-Approval Policies and Procedures:

All of the auditing and permissible non-auditing services were approved in advance by the Board of Directors in accordance with its procedure. An estimate for the service to be performed should be submitted to our Board of Directors by the accountants before they were engaged to perform particular services.

PART IV

Item 15. Exhibits.

Exhibit                                Filed            ___References In______

No         Description________________herewith_         Form Exhibit Filing Date

3.01  Articles of Incorporation                         S-1   3.01   03/17/11

3.02   Bylaws, as Amendment             x

31 Section 302 Certification

of CEO & CFO                      X

32 Section 906 Certification

of CEO & CFO                      X

Signature:

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                       China Bull Management Inc

Dated: April 11, 2013                                                    By: /s/ Andrew Chien

                                                                         ------------------------

                                                                          Andrew Chien,

                                                                           Principal Executive Officer

                                                                           Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                        Title                                       Date

By: /s/ Andrew Chien                    Principal Executive Officer, CEO

Andrew Chien                      Principal Accounting Officer, CFO                April 11, 2013

                   REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of China Bull Management Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of China Bull Management Inc. (A Development Stage Company) as of December 31, 2012 and 2011, and the related statements of operations, stockholders' equity and cash flows for each of the years then ended and for the period from December 18, 2009 (inception) to December 31, 2012. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Bull Management Inc. (A Development Stage Company) as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that China Bull Management Inc. (A Development Stage Company) will continue as a going concern. As discussed in Note 3 to the financial statements, China Bull Management Inc. (A Development Stage Company) has minimal operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Kenne Ruan, CPA, P.C.

Woodbridge, CT

March 26, 2013

F-1

China Bull Management INC.

Consolidated Balance Sheet

As of December 31, 2012 and 2011

	12/31/2012	12/31/2011
	(audited)	(audited)
Cash and cash equivalent	$ 75,055	$ 80,790
Account receivables		$ 2,000
Total Current Asset	$ 75,055	$ 82,790
Fixed Assets	$ 4,508	$ 2,779
Total Assets	$ 79,563	$ 85,569

Liabilities and Shareholders' equity
Current Liabilities:
Deposits from Customer	$ -	$ 2,500
Due to Officer	$ 1,606	$ 2,332
Tax Payable		35
Total Liabilities	$ 1,606	$ 4,867

Commitments And Contingence
Shareholders' Equity
Common shares 1,138,596 o/s w/ par $0.0001	$ 114	$ 114
Additional Paid-in Capital	$ 80,523	$ 80,523

Profits (Deficit) accumulated	$ (2,680)	$ 65

Total Shareholders' Equity	$ 77,957	$ 80,702

Total Liabilities and Shareholders' Equity	$ 79,563	$ 85,569

F-2

                     China Bull Management Inc.

                    Statements of Operations

                    For the Year Ended December 31, 2012 and 2011 and

                 From December 18, 2009 (Inception) Through December 31, 2012

	Year	Year	From Inception
	ended on	ended on	12/17/2010 to
	12/31/2012	12/31/2011	12/31/2012
Revenue	$ 19,620	$ 14,500	$ 34,120
Cost of Revenue		1,895	$ 1,895
Gross Profits	$ 19,620	$ 12,605	$ 32,225

Operating Expenses
Selling expenses
Depreciation	$ 732	$ 308	$ 1,040
General and administrative expenses	$ 21,844	$ 12,422	$ 34,266
Total Operating Expenses	$ 22,576	$ 12,730	$ 35,306

Income (loss) from Operation	$ (2,956)	$ (125)	$ (3,081)

Other income (expenses)
Interests income	$ 211	$ 225	$ 437

Income before Tax	$ (2,745)	$ 100	$ (2,644)
Provision for income tax		$ 35
Net income (loss)	$ (2,745)	$ 5	$ (2,644)

Earning per share (EPS)
Basic and diluted net earning per share
1,138,596 Shares O/S respectively	$ -	$ -	$ -

Weighted average number of common shares
used to compute EPS:
-Basic	1,138,596	1,054,221	1,096,409
-Diluted	1,138,596	1,054,221	1,096,409

F-3

China Bull Management INC. Statements of Changes In Stockholders' Equity

Accumulated
	Common	Paid-in	Profits
	Shares	Capital	(Loss)	Total
From Dec,17 to Dec.31, 2010
Beginning Balance, Shares
Beginning Balance, Amount
Issuance of Common Stock, Shares	126,096*
Issuance of Common Stock, Amount		$ 127		$ 127
Net Profits (Loss)			$ -
Ending Balance, Shares	126,096*
Ending Balance, Amount		$ 127		$ 127

From Jan,1 to Dec. 31, 2011
Beginning Balance, Shares	126,096*
Beginning Balance, Amount		$ 127
Issuance of Common Stock, Shares	1,012,500
Issuance of Common Stock, Amount**		$ 80,510
Net Profits (Loss)			$ 65
Ending Balance, Shares	1,138,596
Ending Balance, Amount		$ 80,637	$ 65	$ 80,702

From Jan. 1 to Dec. 30, 2012
Beginning Balance, Shares	126,096*
Beginning Balance, Amount		$ 127
Issuance of Common Stock, Shares	1,012,500
Issuance of Common Stock, Amount**		$ 80,510
Net Profits (Loss)			$ (2,745)
Ending Balance, Shares	1,138,596
Ending Balance, Amount		$ 80,637	$ (2,680)	$ 77,957
* Reflected 10 for 1 reverse split
** including additional paid-in capital $29,169

F-4

                   China Bull Management INC.

                  Statements of Cash Flow

                        For the Year Ended December 31, 2012 and 2011 and

                      From December 18, 2009 (Inception) Through December 31, 2012

	From	From	From Inception
	01/01/2012 to	01/01/2011 to	12/17/2010 to
	12/31/2012	12/31/2011	12/31/2012
CASH FLOWS FROM OPERATING ACTIVITIES:		$ -
Net income	$ (2,745)	$ 65	$ (2,680)
Adjustments to reconcile net income to net cash
provided by operating activities:
	$ -	$ -	$ -
Change in operating assets and liabilities
Increase of deposits from customers	$ (2,500)	$ 2,500
Increase of taxes payable	$ (35)	$ 35
Decrease of account receivables	$ 2,000	$ (2,000)
Increase of depreciation	$ 732	$ 308	$ 1,040
Increase of Due Officer	$ (726)	$ 2,332	$ 1,606
Net cash provided by operating activities	$ (3,274)	$ 3,240	$ (34)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Computer System	$ (2,461)	$ (3,087)	$ (5,548)

CASH FLOWS FROM FINANCING ACTIVITIES:
Private Financing by issued shares	$ -	$ 51,341	$ 51,468
other paid-in capital	$ -	$ 29,169	$ 29,169
Increase (decrease) in cash		$ -
Cash, beginning at the period	$ 80,790	$ 127	$ -
Cash, end at the period	$ 75,055	$ 80,790	$ 75,055

Supplemental Cash Flow Information:
Interests paid:	$ 211	$ 225	$ 436

F-5

China Bull Management Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2012

1. ORGANIZATIONS AND DESCRIPTION OF BUSINESS

China Bull Management Inc was incorporated in Nevada on December 17, 2010, under the laws of the State of Nevada, for the purpose of providing management consulting services to the small or median sized private companies in China or other emerging countries that want to look for business partners, or agencies, or financing resources, or to become public through IPO or reverse merger in the United States, or Canada.

The Company was a subsidiary of China Education International (former name: USChina Channel Inc.), and spun off on December 31, 2010.

The Company is in the development stage with minimal operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying audited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for annual financial information, and with the rules and regulations of SEC to Form 10-K and Article 8 of Regulation S-X.

The Company selected December 31 as year-end.

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

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

• Level 1 Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

• Level 2 Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

• Level 3 Pricing inputs that are generally unobservable inputs and not corroborated by market data.

F-6

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for financial assets and liabilities measured at fair value at December 31, 2012, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period from December 17, 2010 (inception) through December 31, 2012.

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

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2012.

Recently Issued Accounting Standards

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

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08, Earnings Per Share – Amendments to Section 260-10-S99, which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

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

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

• A subsidiary or group of assets that is a business or nonprofit activity

• A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture

• An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

• Sales of in substance real estate. Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.

• Conveyances of oil and gas mineral rights. Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

In January 2011, the FASB temporarily deferred the disclosures regarding troubled debt restructurings which were included in the disclosure requirements about the credit quality of financing receivables and the allowance for credit losses which was issued in July 2010. In April 2011, the FASB issued additional guidance and clarifications to help creditors in determining whether a creditor has granted a concession, and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The new guidance and the previously deferred disclosures are effective July 1, 2011 applied retrospectively to January 1, 2011. Prospective application is required for any new impairments identified as a result of this guidance. The adoption of this new guidance did not have a material effect on the Company’s financial position, results of operations, and cash flows.

In December 2010, FASB issued an amendment to the disclosure of supplementary pro forma information for business combinations. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this new guidance did not have a material effect on the Company’s financial position and results of operations.

F-7

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

3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had minimal operations during the period from December 17, 2010 (date of inception) to December 31, 2012 and generated revenues of $34,120 with accumulated operation loss of $ (2,680), or $(0.00) per share. The total shareholder equity only had $77.957 on December 31, 2012. This condition raises substantial doubt about the Company's ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon to generate substantial revenue and profits, or obtaining additional working capital.

4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stocks.

5. RELATED PARTY TRANSACTIONS:

None.

6. INCOME TAXES

                                As of December 31, 2012

Deferred tax assets:

Net operating tax carry forwards       $ 2,680

Other                                       0

Valuation allowance                    $ (2,680)

Net deferred tax assets                 $    0

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

7. NET OPERATING LOSSES

As of December 31, 2012, the Company has a net operating loss carryforward of $(2,680) or $(0.00) per share. Net operating loss carryforward expires twenty years from the date the loss was incurred.

8. STOCK TRANSACTIONS

None.

9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2012:

Common stock, $0.0001 par value; 75,000,000 shares authorized; 1,138,596 shares issued and outstanding; and 125,760 shares with SEC registration.

10. GIFTS DISTRIBUTION OF USCHINA CHANNEL INC’S SHARE

On November 12, 2012, the Board of Directors of this company made decision: to purchase 1,138,596 shares of common stock of USChina Channel Inc (note: this is new company with the old name of USChina Channel Inc which became vacate after USChina Channel was acquired by China Education) on par value $0.0001 per share for aggregate price of $113.86.

The share offering of USChina Channel Inc to China Bull Management Inc was relative to the two companies’ close relations of the sole control interests of Andrew Chien, not involving any public stock offering such as public solicits including advertisement, and was exempted from the registration requirement due to Section 4(2) of the Securities Act of 1933, as amended.

These purchased shares distributed to the shareholders of our company on one to one basis that is every outstanding share of China Bull Management Inc got one share distribution of USChina Channel Inc as a special dividend, or gift from the Company.

The record of this dividend distribution was November 29, 2012; and the payment day February 6, 2013.

F-8