Form 10-Q/A
period 2013-03-31
China Bull Management Inc
filed 2016-09-30
CIK 1510963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the period ended: March 31, 2013

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from         to

Commission File Number:  333-172251

 China Bull Management Inc.

__________________________________________________

(Exact name of Small Business Issuer as specified in its charter)

Nevada                    7389                    27-4344306

(State of Incorporation)     (Primary Standard       (IRS Employer ID No.)

Classification Code)

Issuer's telephone number, including area code:       203-562-8899

Indicated by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [ ]   No  [x]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes [ ]  No [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer"," accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]      Accelerated filer [ ]

Accelerated filer [ ](Do not     Small reporting company [x]

check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [X]   No  [  ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,108,596 shares of common stock with par value of $0.0001 per share outstanding as of September 29, 2016.

                             TABLE OF CONTENTS

                 FOR QUARTER ENDED March 31, 2013

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheet of China Bull Management Inc.

As of March 31, 2013 and December 31, 2012

Balance Sheets (USD $)	Mar. 31, 2013 (Unaudited)	Dec. 31, 2012 (audited)
Statement of Financial Position [Abstract]
Cash	$75,077	$75,055
Accounts receivable	$—
Total Current Asset	$75,077	$75,055
Fixed Assets	$4,231	$4,508
Total Assets	$79,308	$79,563
Current Liabilities:
Deposits from Customer		$—
Due to officer	$1,606	$1,606
Taxes parable
Total Liabilities	$1,606	$1,606
Shareholders' Equity
Common shares w/ par value $ 0.0001 & 1,138,596 o/s respectively & Paid-in capital	$80,637	$80,637
Profits (deficit) accumulated in development stage	$(2,935)	$(2,680)
Total Shareholders' Equity	$77,702	$77,957
Total Liabilities and Shareholders' Equity	$79,308	$79,563

China Bull Management Inc (Unaudited) Statements of Income (Loss) For

Three and Six Months Ended March 31, 2013 and 2012

& From December 17, 2010 (Inception) Through March 31, 2013

Statements of Operations (USD $)	3 Months Ended		27 Months Ended
	Mar. 31, 2013	Mar. 31, 2012	Mar. 31, 2013
Income Statement [Abstract]
Revenue	$1,800	$2,500	$35,920
Cost of Revenue	$1,195	$—	$3,090
Gross Profits	$605	$2,500	$32,830
Operating Expenses
General and administrative expenses	$905	$1,808	$36,211
Total Operating Expenses	$905	$1,808	$36,211
Income (loss) from Operation	$(300)	$692	$(3,381)
Interests income (expenses)	$45	$70	$482
Income before income taxes	$(255)	$762	$(2,899)
Provision for income taxes	$—	$242	$—
Net income	$(255)	$520	$(2,935)
Net earning per share
Basic and diluted	0	0	0
Weighted average shares outstanding:
Basic and diluted	1,108,596	1,108,596	1,108,596

China Bull Management Inc.

 Statements of Cash Flows For

Six Months Ended March 31, 2013 & 2012 and

From December 17, 2010 (Inception) Through March 31, 2013 (Unaudited)

Statements of Cash Flows (USD $)	3 Months Ended		27 Months Ended
	March 31,2013	Mar. 31, 2012	Mar. 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(255)	$520	$(2,935)
Adjustment to reconcile (net loss) to net cash (used in) operations:
Decrease of deposits from customers		$(2,500)
Increase of taxes payable		$207
Decrease (increase) of Accounts receivable		$2,000
Increase of Due to Officer		$308	$1,040
Increase of Depreciation, amortization, & other noncash items	$277	$(2,000)	$1,883
Net cash provided by operating activities		$(1,465)	$(12)
Investing Activities
Purchases of Computer System			$(5,548)
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued			$51,468
Other paid-in capital			$29,169
Increase (decrease) in cash
Cash, beginning at the period	$75,055	$80,790	$—
Cash, end at the period	$75,077	$79,325	$75,077

China Bull Management Inc.

NOTES TO FINANCIAL STATEMENTS

March 31, 2013

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for financial assets and liabilities measured at fair value at March 31, 2013, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the quarter ended March 31, 2013.

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

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of March 31, 2013.

Recently Issued Accounting Standards

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002, as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with the Company’s Annual Report for the fiscal year ending December 31, 2011, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year-end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting,which report is also required to be filed as part of the Annual Report on Form 10-K.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered no authority. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

The Company had minimal operations during the period from December 17 (date of inception) to March 31, 2013 and generated little revenues of $35,920 including $1,800 in this quarter, and the Company's current asset of $79,308 is limited. This condition raises substantial doubt about the Company's ability to continue as a going concern.

Continuation of the Company as a going concern dependents upon obtaining additional working capital, and generating substantial revenue and profits. Management is doing the best to find solution.

Further, the operation of this company was haled since May of 2013. Detail is in the following Item 2 of Management discussion.

4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stocks.

5. INCOME TAXES

This company is subject to Nevada and US tax codes. The company has no tax payable for this quarter.

6. NET OPERATING INCOMES

As of March 31, 2013, the Company has a net operating loss of $ 300 for this quarter.

7. COMMON STOCK

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2013:

Common stock, $0.0001 par value: 75,000,000 shares authorized; 1,108,596 shares issued and outstanding.

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

We do not undertake any obligation to update any forward-looking statements contained in this financial statement to reflect new events or circumstances, unless and to the extent required by applicable law

10

Special Business interruption

This company’s only director Andrew Chien was suffered Racketeering, and lost liberty since May of 2013, and the operation of the business was interrupted and fully damaged for over 3 years and beyond. On June 19, 2013, the FINRA announced to delete the trading at the quotation of the OTCBB, of the common stock of this company. Currently, the shares only can be traded in the pinksheet. Recently, Andrew Chien filed complaint of the racketeering and civil right violation in the US District Court. When the case is going on, it is proper to make further disclosure after the case has some conclusion. Despite of what happens, Mr. Chien will do his best to recover the business and look for new opportunity under the new environment such as China has significant capital outflow etc.

BUSINESS OVERVIEW:

The Company incorporated on December 17, 2010 in Nevada, and is in the development stage and only generated little of revenue, and we have only one director: Mr. Chien, who isn’t a registered invest adviser.

However, we believe that our business has the possible to be success because of our President's (Mr. Chien’s) extensive education and professional experience in the both U.S. and China make him, as our Director, some advantages in:

·	contacts with some entrepreneurs in China;
·	skill sets and experience in the business service field, including understanding some public company's legal, accounting and investor relationship issues;
·	language skills of both Chinese and English;
·	long time (over a dozen of years) working experiences in both China and USA; and
·	work ethics and his determination to turn our business into a financial success.

Since 2006, Andrew Chien has accumulated working experiences in managing a small public company and some contact with China small financial consultants. The frequently and long time contact between Andrew Chien and his China partners is very important because our manager believes that doing business in China for small or micro-capital companies, a trust relation is more important than the brand name from the facts that, in most private owned companies, the top management team always is arranged in members of one family rather than outside professionals. Our targeted projects are directly relative to the owners’ financial benefits, the owners will pick the trust people first rather than the professionals’ brand name. This is why Andrew Chine’s long time working history and good relation with some Chinese entrepreneurs and financial consultants are very important, and this makes us to have confidence that our company will be successful.

Target Market

Our target market will be aggressive investors who is looking acquisitions, or small to medium size private companies in China or other countries, who is looking for private or public financing with purposes to achieve China or oversea operation expansion; or looking for merger with business partners in the United States, Canada or Europe, or looking for becoming publicly listed through either an IPO (Initial Public Offering) or a "reverse" merger with a public "shell" company.

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

Revenue, operating income and shareholder equity

For the quarter ended of March 31, 2013, we have generated revenue of $ 1,800, and net loss of $ (300); compared same period of last year of $2,500 revenue and income of $520. This operating loss is due to the high general and administrative expenses, most was the one time charge of stock transfer agency fee.

On March 31, 2013, we have shareholders’ equity of $79,308, compared with $79,563 on the December 31, 2012. The decrease of shareholder equity in this quarter is due to the loss in operation.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our current cash position of $ 75,076 can meet our operation requirement in the next twelve month. We don’t have any financing plan in the foreseeable future.

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

- 12 -

PART II - OTHER INFORMATION

Item 6. Exhibits

31 - Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 - Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2013 furnished in XBRL).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               China Bull Management Inc

Dated: September 29, 2016

By: /s/ Andrew Chien

       ------------------------

Andrew Chien, CEO, CFO

(Duly Authorized Principal Executive officer

and Principal Financial Officer)