Form 10-Q
period 2013-06-30
China Bull Management Inc
filed 2016-09-30
CIK 1510963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the period ended: June 30, 2013

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

                             TABLE OF CONTENTS

                 FOR QUARTER ENDED June 30, 2013

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheet of China Bull Management Inc.

As of June 30, 2013 and December 31, 2012

	12/31/2012	6/30/2013
	(audited)	(unaudited)
Cash and cash equivalent	$75,055	$73,222
Account receivables		$—
Total Current Asset	$75,055	$73,222
Fixed Assets	$4,508	$3,955
Total Assets	$79,563	$77,177

Liabilities and Shareholders' equity
Current Liabilities:
Deposits from Customer	$—
Due to Officer	$1,606	$106
Tax Payable
Total Liabilities	$1,606	$106

Commitments And Contingence
Shareholders' Equity
Common shares 1,108,596 o/s w/ par $0.0001
Additional Paid-in Capital	$80,637	$80,637

Profits (Deficit) accumulated	$(2,680)	$(3,565)

Total Shareholders' Equity	$77,957	$77,072

Total Liabilities and Shareholders' Equity	$79,563	$77,178

China Bull Management Inc (Unaudited) Statements of Income (Loss) For

Three and Six Months Ended June 30, 2013 and 2012

& From December 17, 2010 (Inception) Through June 30, 2013

	Three Month		Six Month		From Inception
	ended on	ended on	ended on	ended on	12/17/2010 to
	6/30/2013	6/30/2012	6/30/2013	6/30/2012	6/30/2013
Revenue	$—	$6,000	$1,800	$8,500	$35,920
Cost of Revenue			$1,195		$3,090
Gross Profits	$—	$(6,000)	$605	$8,500	$32,830

Operating Expenses
Selling expenses

General and administrative expenses	$677	$7,677	$1,582	$9,485	$36,888
Total Operating Expenses	$677	$7,677	$1,582	$9,485	$36,888

Income (loss) from Operation	$(677)	$(13,677)	$(977)	$(985)	$(4,058)

Other income (expenses)
Interests income	$46	$52	$91	$122	$528

Income before Tax	$(631)	$(1,625)	$(886)	$(863)	$(3,530)
Provision for income tax					$(35)
Net income (loss)	$(631)	$(1,625)	$(886)	$(863)	$(3,565)

Earning per share (EPS)
Basic and diluted net earning per share
1,108,596 Shares O/S respectively	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares
used to compute EPS:
-Basic	1,108,596	1,108,596	1,108,596	1,108,596	1,082,342
-Diluted	1,108,596	1,108,596	1,108,596	1,108,596	1,082,342

China Bull Management Inc.

 Statements of Cash Flows For

Six Months Ended June 30, 2013 & 2012 and

From December 17, 2010 (Inception) Through June 30, 2013 (Unaudited)

	From	From	From Inception
	01/01/2013 to	01/01/2012 to	12/17/2010 to
	6/30/2013	6/30/2012	6/30/2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(886)	$(863)	$(3,566)
Adjustments to reconcile net income to net cash
provided by operating activities:

Change in operating assets and liabilities
Decrease of deposits from customers		$(2,500)
Increase of taxes payable		$(35)
Decrease (Increase) of account receivables		$(4,000)
Increase of depreciation	$554	$308	$2,160
Increase of Due Officer	$(1,500)	$(2,000)	$(460)
Net cash provided by operating activities	$(1,832)	$(9,090)	$(1,866)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Computer System	$—	$(1,195)	$(5,548)

CASH FLOWS FROM FINANCING ACTIVITIES:
Private Financing by issued shares			$51,468
other paid-in capital	—	—	$29,169
Increase (decrease) in cash
Cash, beginning at the period	$75,055	$80,790
Cash, end at the period	$73,223	$70,505	$73,223

Supplemental Cash Flow Information:
Interests paid:	$91	$122	$528

China Bull Management Inc.

NOTES TO FINANCIAL STATEMENTS

June 30, 2013

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for financial assets and liabilities measured at fair value at June 30, 2013, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the quarter ended June 30, 2013.

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

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of June 30, 2013.

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

The Company had minimal operations during the period from December 17 (date of inception) to June 30, 2013 and generated little revenues of $35,920 including $0 in this quarter, and the Company's current asset of $77,177 is limited.  This condition raises substantial doubt about the Company's ability to continue as a going concern.

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

6. NET OPERATING INCOMES

As of June 30, 2013, the Company has a net operating loss of $ 631 for this quarter.

7. COMMON STOCK

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2013:

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

Revenue, operating income and shareholder equity

For the quarter ended of June 30, 2013, we have generated revenue of $ 6,000, and net loss of $ (1660); compared same period of last year of $7500 revenue and income of $4,445. This operating loss is due to the high general and administrative expenses, most was the one time charge of stock transfer agency fee.

On June 30, 2013, we have shareholders’ equity of $80,171, compared with $85,569 on the December 31, 2011. The decrease of shareholder equity in this quarter is due to the loss in operation.

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

- 13 -

PART II - OTHER INFORMATION

Item 6. Exhibits

31 - Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 - Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2013 furnished in XBRL).

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