Form 10-Q/A
period 2013-03-31
China Bull Management Inc
filed 2016-10-03
CIK 1510963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

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

Three Months Ended March 31, 2013 and 2012

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

Three Months Ended March 31, 2013 & 2012 and

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

Revenue, operating income and shareholder equity

For the quarter ended of March 31, 2013, we have generated revenue of $ 1,800, and net loss of $ (300); compared same period of last year of $2,500 revenue and income of $520. This operating loss is due to the high general and administrative expenses.

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

Dated: October 3, 2016

                                          By: /s/ Andrew Chien

                                          ------------------------

                                            Andrew Chien,

                                            Principal Executive Officer

                                            Principal Accounting Officer