Form 10-Q
period 2013-09-30
China Bull Management Inc
filed 2016-10-03
CIK 1510963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the period ended: September 30, 2013

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from         to

Commission File Number:  333-172251

 China Bull Management Inc.

________________________________________________

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,108,596 shares of common stock with par value of $0.0001 per share outstanding as of September 30, 2016.

                             TABLE OF CONTENTS

                 FOR QUARTER ENDED September 30, 2013

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheet of China Bull Management Inc.

As of September 30, 2013 and December 31, 2012

Balance Sheets (USD $)	Sept. 30, 2013 (Unaudited)	Dec. 31, 2012 (audited)

Statement of Financial Position [Abstract]
Cash	$73,269	$75,055
Accounts receivable
Total Current Asset	$73,269	$75,055
Fixed Assets	$3,680	$4,508
Total Assets	$76,949	$79,563
Liabilities and Shareholders' equity
Current Liabilities:
Deposits from Customer		$—
Due to officer	106	$1,606
Taxes parable	0
Total Liabilities	106	$1,606
Commitment and Contingency
Shareholders' Equity
Common shares w/ par value $ 0.0001 & 1,138,596 o/s respectively & Paid-in capital	$80,637	$80,637
Profits (deficit) accumulated in development stage	$(3,795)	$(2,680)
Total Shareholders' Equity	$76,842	$77,957
Total Liabilities and Shareholders' Equity	$76,948	$79,563

China Bull Management Inc (Unaudited) Statements of Income (Loss) For

Three and Nine Months Ended September 30, 2013 and 2012

& From December 17, 2010 (Inception) Through September 30, 2013

Statements of Operations (USD $)	3 Months Ended		9 Months Ended		33 Months Ended
	Sept. 30, 2013	Sept. 30, 2012	Sept. 30, 2013	Sept. 30, 2012	Sept. 30, 2013
Income Statement [Abstract]
Revenue	$—	$4,320	$1,800	$12,820	$35,920
Cost of Revenue	$—		$1,195		$3,090
Gross Profits	$—	$4,320	$605	$12,820	$32,830
Operating Expenses
Selling Expenses
General and administrative expenses	$(276)	$835	$(1,858)	$10,320	$(37,164)
Research and Development Costs
Total Operating Expenses	$(276)	$835	$(1,858)	$10,320	$(37,164)
Income (loss) from Operation	$(276)	$3,485	$(1,253)	$2,500	$(4,334)
Other income(expenses)
Interests income (expenses)	$46	$39	$137	$161	$574
Income before income taxes	$(230)	$3,524	$(1,116)	$2,661	$(3,760)
Provision for income taxes		$1,233		$931	$(35)
Net income	$(230)	$2,291	$(1,116)	$1,730	$(3,795)
Net earning per share
Basic and diluted	$—	$—	$—	$—	0
Weighted average shares outstanding:
Basic and diluted	1,108,596	1,108,596	1,108,596	1,108,596	1,108,596

China Bull Management Inc.

 Statements of Cash Flows For

Nine Months Ended September 30, 2013 & 2012 and

From December 17, 2010 (Inception) Through September 30, 2013 (Unaudited)

Statements of Cash Flows (USD $)	9 Months Ended		33 Months Ended
	Sept. 30, 2013	Sept. 30, 2012	Sept. 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,116)	$1,730	$(3,796)
Adjustment to reconcile (net loss) to net cash (used in) operations:
Decrease of deposits from customers	$—	$2,500
Increase of taxes payable	$—	$896
Decrease (increase) of Accounts receivable	$—	$2,000
Increase of Due to Officer	$(1,500)	$(1,980)	$106
Increase of Depreciation, amortization, & other noncash items	$830	$520	$1,869
Net cash provided by operating activities	$(1,786)	$5,666	$(1,821)
Investing Activities
Purchases of Computer System		$(1,195)	$(5,548)
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued			$51,468
Other paid-in capital			$29,169
Increase (decrease) in cash
Cash, beginning at the period	$75,055	$80,790	$—
Cash, end at the period	$73,269	$85,261	$73,268

China Bull Management Inc.

NOTES TO FINANCIAL STATEMENTS

September 30, 2013

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for financial assets and liabilities measured at fair value at September 30, 2013, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the quarter ended September 30, 2013.

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

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of September 30, 2013.

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

The Company had minimal operations during the period from December 17 (date of inception) to September 30, 2013 and generated little revenues of $35,920 including $0 in this quarter, and the Company's current asset of $76,948 is limited.  This condition raises substantial doubt about the Company's ability to continue as a going concern.

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

6. NET OPERATING INCOMES

As of September 30, 2013, the Company has a net operating loss of $ 230 for this quarter.

7. COMMON STOCK

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2013:

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

Revenue, operating income and shareholder equity

For the quarter ended of September 30, 2013, we have generated revenue of $ 0, and net loss of $ (1660); compared same period of last year of $4,320 revenue and income of $3,524. This operating loss is due to no business operation.

On September 30, 2013, we have shareholders’ equity of $76,948, compared with $79,563 on the December 31, 2011. The decrease of shareholder equity in this quarter is due to the loss in operation.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our current cash position of $ 73,269 can meet our operation requirement in the next twelve month. We don’t have any financing plan in the foreseeable future.

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

101 - Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2013 furnished in XBRL).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               China Bull Management Inc

Dated: September 30, 2016              By: /s/ Andrew Chien

       ------------------------

Andrew Chien, CEO, CFO

(Duly Authorized Principal Executive officer

and Principal Financial Officer)