Form 10-K
period 2013-12-31
China Bull Management Inc
filed 2016-10-03
CIK 1510963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X] Annually Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the period ended: December 31, 2013

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

Indicated by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [ ]   No  [x]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes [ ]  No [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer"," accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one) :

Large accelerated filer [ ]                     Accelerated filer [ ]

Accelerated filer [ ](Do not                   Small reporting company [x]

check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,108,596 shares of common stock with par value of $0.0001 per share outstanding as of October 3, 2016.

Documents Incorporated By Reference: See Part IV Item 15.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED December 31, 2013

PART I                                                                                                                                        page

Item 1. Description of Business-------------------------------------------- 3

Item 1A. Risk Factors ----------------------------------------------------- 4

Item 1B. Unresolved Staff Comments ---------------------------------------- 6

Item 2. Description of Property ------------------------------------------- 6

Item 3. Legal Proceedings --------------------------------------------------6

Item 4. Reserved ---------------------------------------------------------- 6

PART II

Item 5. Market for Registrant’s Common Equity and related

        Stockholder Matters -------------------------------------------- 7

Item 6. Selected Financial Data ------------------------------------------- 8

Item 7. Management’s Discussion and Analysis or Plan of Operation --------- 8

Item 7A. Quantitative and Qualitative Disclosures About Market Risk ------- 9

Item 8. Financial Statements -----------------------------------------------9

Item 9. Changes in and Disagreements with Accountants on Accounting and

        Financial Disclosures ---------------------------------------------10

Item 9A. Controls and Procedures ----------------------------------------- 10

PART III

Item 10. Directors, Executive Officers of the Registrant ------------------11

Item 11. Executive Compensation ------------------------------------------ 12

Item 12. Security Ownership of Certain Beneficial Ownership Management --- 13

Item 13. Certain Relationships and Related Transactions ------------------ 13

Item 14. Principal Accountant Fees and Services -------------------------- 13

Part IV

Item 15. Exhibits -------------------------------------------------------- 14

Signatures --------------------------------------------------------------- 14

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

In January 30, 2011, the Board of the Company made following decision:

  The existing shares of common stock on the record day of January 30, 2011 will make 1 for 10 reverse split, and the fractional share will be round into an integer share.
  The company offers Andrew Chien to purchase 900,000 shares at par value $0.0001 and Kin Yuet Li 10,000 shares at par value $0.0001.

  The Board will sell of its shares to shareholders at $0.5 /share. The proceeds will be used in the company’s operation.

The stock restricted plan was well executed in 2011, and the company obtained

$51,468 cash.

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

Our company had limited operation since established by offering XBRL filing and other services to customers, and continued to add strength and efforts in the marketing to explore more services for potential customers.

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

We have no operation history. Since the Company's formation in December 2010, we only realized revenue of $35,920, including $1,880 in year 2013 so far. At this time, we have only several signed customers. There are no history data upon which our investors could evaluate, estimate or predict our future revenue and profits. The likelihood of our company's success must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in the early stages of development.

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

In 2012 our auditors have raised substantial doubt about our ability to continue as a going concern. Currently the auditor resigned due to his personal issue. So far the company has not located a new auditor yet

Our only Director, Mr. Chien has limited financial capability, and has to run additional business. He may be unable to devote his full time, or even honor all his financial commitment to the Company, and eventually cause you to lose your investment if his outside business fails. Since May of 2013, the operation of the business was interrupted by third party, and suffered fully damaged for over 3 years and beyond. Our auditor was resigned due to his personal business rearrangement. Currently the company is in the process to seek new auditors, but not found a proper one yet.

We face strong competitors, which may force us out of business:

We have no business insurance; any unanticipated events or expenses may hurt our business substantially. In November of 2014, another third party wanted to control and dissolved this business, and took all cash of this company without notice to shareholders and making any SEC filing to disclose. In December of 2015, the same party took the desktop computer with installed software. All these created significant damage to the company. There was no other choice except to rebuild the business.

Our sole director controls our Company, which could result in a lack of independence needed on certain issues and decisions, which impacting our shareholders.

Our sole director, Mr. Chien, currently owns over 90% of the outstanding common stock, remaining in control of the Company.  Although Mr. Chien is not party to any voting agreement, he will be able to exert significant influence, or even authority, over matters requiring approval by our security holders, including the election of all of our directors, control our operations, and inhibit your ability to change the Company's operations. Accordingly, our shareholders will not have sufficient votes to cause the removal of Mr. Chien in his function as officer and director.

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

Risks Related to Our Securities

We must comply with penny stock regulations, which could affect the liquidity and price of our stock.

On June 19, 2013, the FINRA announced to delete the trading at the quotation of the OTCBB, of the common stock of this company due to the company failed to file 10-Q for the first quarter of 2013. Currently, the shares only can be traded in the pinksheet.

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

Our common stock, par value $0.0001, is quoted in the pink-sheet under the symbol "CHBM".

b. Holders

As of December 31, 2013, we had approximately 45 registered stockholders of our common stock on record. This number includes shares held by brokerage clearing houses, depositories or otherwise in unregistered form.

c.	Dividends.

On November 12, 2012, the Board of Directors of our company made decision: to purchase 1,108,596 adjusted shares of common stock of USChina Channel Inc (note: this is new company with the old name of USChina Channel Inc which became vacate after USChina Channel was acquired by China Education) on par value $0.0001 per share for aggregate price of $110.86.

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

d. Securities Authorized for Issuance under Equity Compensation

None.

e. Recent Sales of Unregistered Securities

None.

Item 6.   Selected Financial Data

Financial Highlights

($)_____________________________________________________________________

Fiscal Year Ended December 31,                   2012        2013

Revenue                                    19,620      1,800

Income (Loss) from Operation              (2,745)      1,195

Net Income (Loss)                         (2,745)     (1,952)

Cash & Cash Equivalents                   75,055      73,315

Liabilities                                1,606        106

Shareholder Equities                       77,957     76,611

____________________________________________________________________________________

Item 7. Management’s Discussion and Analysis or Plan of Operation:

We are a developing stage company, and just began some operation. We are in the stage to investigate market and build our business model.

We purchased hardware and software for producing XBRL project in enhances our capability of a SEC Edgar file agency for customers.

Results of Operations for the Fiscal Year Ended December 31, 2013

We had revenue of $1,800 in fiscal year 2013, compared with $19,620 in 2012; and the revenue decreased was due to Chien’s incapable to serve customer. The net loss was $(1,952) in 2013 compared with loss of (2,745) in 2012. The loss was due to the expenses in stock transfer agency fee and equipment depreciation.

Liquidity

We believe our current cash position of $ 73,315 can meet our operation requirement in the next twelve months.

Critical Accounting Policies

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

Our significant accounting policies are summarized in Note 2 of our financial statements for the year ended December 31, 2013. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

Off-Balance Sheet Arrangements: None.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rates:

Our exposure to market risk for changes in interest rates relates primarily to our short-term investments; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At December 31, 2013, we had approximately $ 73,315 in cash and cash equivalents.

Inflation:

We believe that inflation has not had a material effect on our operations to date.

Item 8. Financial Statements

Financial Statements as of December 31, 2013                             Page

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

Name                   Age             Term Served as                   (Position with the Company)                    (Director/Officer)

  Andrew Chien               68               December 2010, Director, President,

Principal Executive Officer

Treasurer, CFO,

Principal Accountant

   Kin Yuet Li                54               December 2010, Secretary.

Andrew Chien, 68, Founder, President, CFO, and Director of Our Company since inception. He was ex-president till December 31, 2010, and ex-director till March 5, 2012 of China Education (former name: USChina Channel Inc), a pinksheet quoted company. He is President for USChina Venture I Inc and USChina Venture II Inc, both are blank check reporting companies since inception of December 28, 2010. He is Secretary of USChina Taiwan from November 2010 till December 31, 2012. He is self-employed since 1998, and owned USChina Channel LLC, which was a private company, engaged in financial consultant since January 2006. He has engaged in Edgar filing agent work for several companies.

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

                                  Officer Compensation Table for Year 2013 & 2012

Year          Names                           Fees Earned in Cash($)            All Other Compensation($)         Total ($)

2013    Andrew Chien                                         0                                                 0                                     0

Kin Yuet Li                                           0                                                  0                                     0

2012     Andrew  Chien                                        0                                                 0                                      0

Kin Yuet Li                                           0                                                  0                                      0

Item 12. Security Ownership of Certain Beneficial Ownership Management

We have issued shares to the following officers, directors, promoters, and beneficial owners of more than 5% of our outstanding securities on December 31, 2013.

Name and Address of              Amount of            Percent of Class

Beneficial Owner            Beneficial Owner

Andrew Chien                         1,002,436                  90%

665 Ellsworth Avenue

New Haven, CT 06511

Kin Yuet Li

Jackson Height, NY 11375                10,400                    1%

All Officers and Director

as a group:                           1,012,836                   91%

Item 13. Certain Relationships and Related Transactions

None

Item 14. Principal Accountant Fees and Services.

Audit Fees:

 There was no auditing fee for 2013.

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

7.2    Auditor letter                   X

31 Section 302 Certification

of CEO & CFO                       X

32 Section 906 Certification

of CEO & CFO                       X

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        China Bull Management Inc.

Dated: October 3, 2016                                   By: /s/ Andrew Chien

                                                                     Andrew Chien, CEO, CFO

                                                                  (Duly Authorized Principal Executive officer

and Principal Financial Officer)

                                               TABLE OF CONTENTS

                      FOR year ENDED December 31, 2013

Item 1. Financial Statements

Balance Sheet of China Bull Management Inc.

As of December 31, 2013 and December 31, 2012

Balance Sheets (USD $)	Dec. 31, 2013 (Unaudited)	Dec. 31, 2012 (audited)

Statement of Financial Position [Abstract]
Cash	$73,315	$75,055
Accounts receivable
Total Current Asset	$73,315	$75,055
Fixed Assets	$3,403	$4,508
Total Assets	$76,718	$79,563
Liabilities and Shareholders' equity
Current Liabilities:
Deposits from Customer		$—
Due to officer	$106	$1,606
Taxes parable	$—
Total Liabilities	$106	$1,606
Commitment and Contingency
Shareholders' Equity
Common shares w/ par value $ 0.0001 & 1,138,596 o/s respectively & Paid-in capital	$80,637	$80,637
Profits (deficit) accumulated in development stage	$(4,026)	$(2,680)
Total Shareholders' Equity	$76,611	$77,957
Total Liabilities and Shareholders' Equity	$76,717	$79,563

China Bull Management Inc (Unaudited) Statements of Income (Loss) For

Year Ended December 31, 2013 and 2012

& From December 17, 2010 (Inception) Through December 31, 2013

Statements of Operations (USD $)	12 Months Ended		36 Months Ended
	Dec. 31, 2013	Dec. 31, 2012	Dec. 31, 2013
Income Statement [Abstract]
Revenue	$1,800	$19,620	$35,920
Cost of Revenue	$1,195		$3,090
Gross Profits	$605	$19,620	$32,830
Operating Expenses
Selling Expenses
General and administrative expenses	$(2,135)	$22,576	$(37,441)
Research and Development Costs
Total Operating Expenses	$(2,135)	$22,576	$(37,441)
Income (loss) from Operation	$(2,135)	$(2,956)	$(4,611)
Other income(expenses)
Interests income (expenses)	$183	$211	$620
Income before income taxes	$(1,952)	$(2,745)	$(3,991)
Provision for income taxes			$(35)
Net income	$(1,952)	$(2,745)	$(4,026)
Net earning per share
Basic and diluted	$—	$—	$—
Weighted average shares outstanding:
Basic and diluted	1,108,596	1,108,596	1,108,596

China Bull Management Inc.

 Statements of Share Holder Equity Up To

year Ended December 31, 2013

Shareholders Equity (USD $)	Common Stock	Additional Paid-In Capital	Retained Earnings / Accumulated Deficit	Total
USD ($)			USD ($)	USD ($)
Beginning Balance, Amount at Dec. 17, 2010
Beginning Balance, Shares	0
Beginning Balance, Amount(USD $)		$127		$127
Issuance of Common Stock, Shares	126,096
Issuance of Common Stock, Amount		$127		$127
Net income (loss)			$—
Ending Balance, Shares at Dec. 31, 2010	126,096
Ending Balance, Amount at Dec. 31, 2010		$127		$127

From Jan.1 to Dec.31, 2011
Beginning Balance, Shares
Beginning Balance, Amount(USD $)
Issuance of Common Stock, Shares	982,500
Issuance of Common Stock, Amount		$80,510		$80,637
Net income (loss)			$65	$65
Ending Balance, Shares at Dec. 31, 2011	1,108,596
Ending Balance, Amount at Dec. 31, 2011		$80,637	$65	$80,702

From Jan.1 to Dec.31, 2012
Beginning Balance, Shares	1,108,596
Beginning Balance, Amount(USD $)		$80,637	$65	$80,702
Issuance of Common Stock, Shares
Issuance of Common Stock, Amount
Net income (loss)			$(2,745)	$(2,745)
Ending Balance, Shares at Dec. 31, 2012	1,108,596
Ending Balance, Amount at Dec. 31, 2012		$80,637	$(2,680)	$77,957

From Jan.1 to Dec.31, 2013
Beginning Balance, Shares	1,108,596
Beginning Balance, Amount(USD $)		$80,637	$(2,680)	$77,957
Issuance of Common Stock, Shares
Issuance of Common Stock, Amount
Net income (loss)			$(1,347)	$(1,347)
Ending Balance, Amount at Dec. 31, 2013		$80,637	$(4,027)	$76,610
Ending Balance, Shares at Dec. 31, 2013	1,108,596

China Bull Management Inc.

 Statements of Cash Flows For

year Ended December 31, 2013 & 2012 and

From December 17, 2010 (Inception) Through December 31, 2013 (Unaudited)

Statements of Cash Flows (USD $)	Year Ended		36 Months Ended
	Dec. 31, 2013	Dec. 31, 2012	Dec. 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,347)	$(2,745)	$(4,026)
Adjustment to reconcile (net loss) to net cash (used in) operations:
Decrease of deposits from customers	$—	$(2,500)
Increase of taxes payable		$(35)
Decrease (increase) of Accounts receivable	$—	$2,000
Increase of Due to Officer	$(1,500)	$732	$106
Increase of Depreciation, amortization, & other noncash items	$1,106	$(726)	$2,145
Net cash provided by operating activities	$(1,741)	$(3,274)	$(1,775)
Investing Activities
Purchases of Computer System	$—	$(2,461)	$(5,548)
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued	$—	$—	$51,468
Other paid-in capital	$—	$—	$29,169
Increase (decrease) in cash
Cash, beginning at the period	$75,055	$80,790	$—
Cash, end at the period	$73,314	$75,055	$73,314

China Bull Management Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for financial assets and liabilities measured at fair value at December 31, 2012, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period from December 17, 2010 (inception) through December 31, 2013.

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

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2013.

3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis.

The Company had minimal operations during the period from December 17 (date of inception) to December 31, 2013 and generated little revenues of $35,920 including $1,800 in this year, and the Company's current asset of $76,717 is limited.  This condition raises substantial doubt about the Company's ability to continue as a going concern.

Continuation of the Company as a going concern dependents upon obtaining additional working capital, and generating substantial revenue and profits. Management is doing the best to find solution.

Further, the operation of this company was haled since May of 2013 by a third party.

4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stocks.

5. RELATED PARTY TRANSACTIONS:

None.

6. INCOME TAXES

None.

7. NET OPERATING LOSSES

As of December 31, 2013, the Company has a net operating loss carryforward of $(1,952) or $(0.00) per share. Net operating loss carryforward expires twenty years from the date the loss was incurred.

8. STOCK TRANSACTIONS                            None.

9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2013:

Common stock, $0.0001 par value; 75,000,000 shares authorized; 1,108,596 shares issued and outstanding and 96,160 with SEC registration.

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

