Form 10-K
period 2014-12-31
China Bull Management Inc
filed 2016-10-04
CIK 1510963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X] Annually Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the period ended: December 31, 2014

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

FOR YEAR ENDED December 31, 2014

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

We have no operation history. Since the Company's formation in December 2010, we only realized revenue of $35,920, including 0 in year 2014 so far. Since May of 2013 the business operation was interrupted by third party.

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

Our auditors had raised substantial doubt about our ability to continue as a going concern. Currently the auditor resigned due to his personal issue. So far the company has not located a new auditor yet.

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

We face strong competitors, which may force us out of business:

We have no business insurance; any unanticipated events or expenses may hurt our business substantially. In November of 2014, another third party wanted to control and dissolved this business, and took all cash of this company without notice to shareholders and making any SEC filing to disclose. No shareholder approved the action of the third party. In December of 2015, the same party took the desktop computer with installed software. All these created significant damage to the company. There was no other choice except to rebuild the business.

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

b. Holders

As of December 31, 2014, we had approximately 45 registered stockholders of our common stock on record. This number includes shares held by brokerage clearing houses, depositories or otherwise in unregistered form.

c.	Dividends.

On November 12, 2013, the Board of Directors of our company made decision: to purchase 1,108,596 adjusted shares of common stock of USChina Channel Inc (note: this is new company with the old name of USChina Channel Inc which became vacate after USChina Channel was acquired by China Education) on par value $0.0001 per share for aggregate price of $110.86.

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

The record of this dividend distribution was November 29, 2013; and the payment day February 6, 2013.

d. Securities Authorized for Issuance under Equity Compensation

None.

e. Recent Sales of Unregistered Securities

None.

Item 6.   Selected Financial Data

Financial Highlights

($)_____________________________________________________________________

Fiscal Year Ended December 31,                   2014        2013

Revenue                                     0         1,800

Income (Loss) from Operation              (74,422)      1,195

Net Income (Loss)                         (74,422)     (1,952)

Cash & Cash Equivalents                     2,295      73,315

Liabilities                                  106        106

Shareholder Equities                        2,295     76,611

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

Results of Operations for the Fiscal Year Ended December 31, 2014

We had revenue of $0 in fiscal year 2014, compared with $1,800 in 2013; and the revenue decreased was due to Chien’s incapable to serve customer. The net loss was $(74,422) in 2014 compared with loss of (1,952) in 2013. The loss was due to the third party took cash of $73,430 from the company without authorization.

Liquidity

We believe our current cash position of $0 can’t meet our operation requirement in the next twelve months except the management gives help. Mr. Chien is willing to cover the necessary expenses at his personal financing.

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

Our significant accounting policies are summarized in Note 2 of our financial statements for the year ended December 31, 2014. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

Off-Balance Sheet Arrangements: None.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rates:

Our exposure to market risk for changes in interest rates relates primarily to our short-term investments; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At December 31, 2014, we had approximately $ 73,315 in cash and cash equivalents.

Inflation:

We believe that inflation has not had a material effect on our operations to date.

Item 8. Financial Statements

Financial Statements as of December 31, 2014                             Page

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. Based on that assessment, our management has determined that as of December 31, 2013, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

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

Name                   Age             Term Served as                   (Position with the Company)                    (Director/Officer)

  Andrew Chien                69               December 2010, Director, President,

Principal Executive Officer

Treasurer, CFO,

Principal Accountant

   Kin Yuet Li                55               December 2010, Secretary.

Andrew Chien, 68, Founder, President, CFO, and Director of Our Company since inception. He was ex-president till December 31, 2010, and ex-director till March 5, 2013 of China Education (former name: USChina Channel Inc), a pinksheet quoted company. He is President for USChina Venture I Inc and USChina Venture II Inc, both are blank check reporting companies since inception of December 28, 2010. He is Secretary of USChina Taiwan from November 2010 till December 31, 2013. He is self-employed since 1998, and owned USChina Channel LLC, which was a private company, engaged in financial consultant since January 2006. He has engaged in Edgar filing agent work for several companies.

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

                                  Officer Compensation Table for Year 2014 & 2013

Year          Names                           Fees Earned in Cash($)            All Other Compensation($)         Total ($)

2014   Andrew Chien                                         0                                                 0                                     0

Kin Yuet Li                                           0                                                  0                                     0

2013     Andrew  Chien                                        0                                                 0                                      0

Kin Yuet Li                                           0                                                  0                                      0

Item 12. Security Ownership of Certain Beneficial Ownership Management

We have issued shares to the following officers, directors, promoters, and beneficial owners of more than 5% of our outstanding securities on December 31, 2014.

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

Item 13. Certain Relationships and Related Transactions

None

Item 14. Principal Accountant Fees and Services.

Audit Fees:

 There was no auditing fee for 2014.

The auditor resigned due to his rearrangement of personal business, there was no different opinion between the auditor and the company regarding the financial statement before year 2013. Currently, the company is looking for new auditor.

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

Item 15. Exhibits.

Exhibit                                Filed            ___References In______

No         Description________________herewith_         Form Exhibit Filing Date

3.01  Articles of Incorporation                         S-1   3.01   03/17/11

3.02   Bylaws, as Amendment             x

7.2    Auditor letter                   X               10-K of 2013 10/3/2016

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

                                        China Bull Management Inc.

Dated: October 3, 2016                                   By: /s/ Andrew Chien

                                                                     Andrew Chien, CEO, CFO

                                                                  (Duly Authorized Principal Executive officer

and Principal Financial Officer)

                                               TABLE OF CONTENTS

                      FOR year ENDED December 31, 2013

Item 1. Financial Statements

Balance Sheet of China Bull Management Inc.

As of December 31, 2014 and December 31, 2013

Balance Sheets (USD $)	Dec. 31, 2014 (Unaudited)	Dec. 31, 2013 (Unaudited)

Statement of Financial Position [Abstract]
Cash	$—	$73,315
Accounts receivable
Total Current Asset	$—	$73,315
Fixed Assets	$2,295	$3,403
Total Assets	$2,295	$76,718
Liabilities and Shareholders' equity
Current Liabilities:
Deposits from Customer
Due to officer	$106	$106
Taxes parable	$—	$—
Total Liabilities	$106	$106
Commitment and Contingency
Shareholders' Equity
Common shares w/ par value $ 0.0001 & 1,108,596 o/s respectively & Paid-in capital	$80,637	$80,637
Profits (deficit) accumulated in development stage	$(78,448)	$(4,026)
Total Shareholders' Equity	$2,189	$76,611
Total Liabilities and Shareholders' Equity	$2,295	$76,717

China Bull Management Inc (Unaudited) Statements of Income (Loss) For

Year Ended December 31, 2014 and 2013

& From December 17, 2010 (Inception) Through December 31, 2014

Statements of Operations (USD $)	12 Months Ended		48 Months Ended
	Dec. 31, 2014	Dec. 31, 2013	Dec. 31, 2014
Income Statement [Abstract]
Revenue	$—	$1,800	$35,920
Cost of Revenue	$—	$1,195	$3,090
Gross Profits	$—	$605	$32,830
Operating Expenses
Selling Expenses
General and administrative expenses	$(1,132)	$(2,135)	$(38,573)
Research and Development Costs
Total Operating Expenses	$(1,132)	$(2,135)	$(38,573)
Income (loss) from Operation	$(1,132)	$(2,135)	$(5,743)
Other income(expenses)	$(73,430)		$(73,430)
Interests income (expenses)	$140	$183	$760
Income before income taxes	$(74,422)	$(1,952)	$(78,413)
Provision for income taxes			$(35)
Net income	$(74,422)	$(1,952)	$(78,448)
Net earning per share
Basic and diluted	$(0.07)	$—	$(0.07)
Weighted average shares outstanding:
Basic and diluted	1,108,596	1,108,596	1,108,596

China Bull Management Inc.

 Statements of Share Holder Equity Up To

year Ended December 31, 2014

Shareholders Equity	Common Stock	Additional Paid-In Capital	Retained Earnings / Accumulated Deficit	Total
		USD ($)	USD ($)	USD ($)
Beginning Balance, Amount at Dec. 17, 2010
Beginning Balance, Shares	126,096
Beginning Balance, Amount(USD $)		$127		$127
Issuance of Common Stock, Shares	126,096
Issuance of Common Stock, Amount		$127		$127
Net income (loss)
Ending Balance, Shares at Dec. 31, 2010	126,096
Ending Balance, Amount at Dec. 31, 2010		$127		$127

From Jan.1 to Dec.31, 2011
Beginning Balance, Shares
Beginning Balance, Amount(USD $)
Issuance of Common Stock, Shares	982,500
Issuance of Common Stock, Amount		$80,510		$80,637
Net income (loss)			$65	$65
Ending Balance, Shares at Dec. 31, 2011	1,108,596
Ending Balance, Amount at Dec. 31, 2011		$80,637	$65	$80,702

From Jan.1 to Dec.31, 2012
Beginning Balance, Shares	1,108,596
Beginning Balance, Amount(USD $)		$80,637	$65	$80,702
Issuance of Common Stock, Shares
Issuance of Common Stock, Amount
Net income (loss)			$(2,745)	$(2,745)
Ending Balance, Shares at Dec. 31, 2012	1,108,596
Ending Balance, Amount at Dec. 31, 2012		$80,637	$(2,680)	$77,957

From Jan.1 to Dec.31, 2013
Beginning Balance, Shares	1,108,596
Beginning Balance, Amount(USD $)		$80,637	$(2,680)	$77,957
Issuance of Common Stock, Shares
Issuance of Common Stock, Amount
Net income (loss)			$(1,347)	$(1,347)
Ending Balance, Amount at Dec. 31, 2013		$80,637	$(4,027)	$76,610
Ending Balance, Shares at Dec. 31, 2013	1,108,596

From Jan.1 to Dec.31, 2014
Beginning Balance, Shares	1,108,596
Beginning Balance, Amount(USD $)		$80,637	$(4,027)	$76,610
Issuance of Common Stock, Shares
Issuance of Common Stock, Amount
Net income (loss)			$(74,421)	$(74,421)
Ending Balance, Amount at Dec. 31, 2014		$80,637	$(78,448)	$2,189
Ending Balance, Shares at Dec. 31, 2014	1,108,638

China Bull Management Inc.

 Statements of Cash Flows For

year Ended December 31, 2014 & 2013 and

From December 17, 2010 (Inception) Through December 31, 2014 (Unaudited)

Statements of Cash Flows (USD $)	Year Ended		48 Months Ended
	Dec. 31, 2014	Dec. 31, 2013	Dec. 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(74,422)	$(1,347)	$(78,448)
Adjustment to reconcile (net loss) to net cash (used in) operations:
Decrease of deposits from customers	$—	$—
Increase of taxes payable
Decrease (increase) of Accounts receivable	$—	$—
Increase of Due to Officer		$(1,500)	$106
Increase of Depreciation, amortization, & other noncash items	$1,108	$1,106	$3,253
Net cash provided by operating activities	$(73,314)	$(1,741)	$(75,089)
Investing Activities
Purchases of Computer System	$—	$—	$(5,548)
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued	$—	$—	$51,468
Other paid-in capital	$—	$—	$29,169
Increase (decrease) in cash
Cash, beginning at the period	$73,314	$75,055	$—
Cash, end at the period	$—	$73,314	$—

China Bull Management Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for financial assets and liabilities measured at fair value at December 31, 2013, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period from December 17, 2010 (inception) through December 31, 2014.

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

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2014.

3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis.

The Company had minimal operations during the period from December 17 (date of inception) to December 31, 2014 and generated little revenues of $35,920 including $0 in this year, and the Company's current asset of $2,295 is very limited.  This condition raises substantial doubt about the Company's ability to continue as a going concern.

Continuation of the Company as a going concern dependents upon obtaining additional working capital, and generating substantial revenue and profits. Management is doing the best to find solution.

Further, the operation of this company was haled since May of 2013 by a third party who wanted controlled the operation and took all cash, but without notice to shareholders and making any SEC filing. No shareholder approved the action of the third party.

4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stocks.

5. RELATED PARTY TRANSACTIONS:

None.

6. INCOME TAXES

None.

7. NET OPERATING LOSSES

As of December 31, 2014, the Company has a net operating loss carryforward of $(74,422) or $(0.07) per share,

Net operating loss carryforward expires twenty years from the date the loss was incurred.

8. STOCK TRANSACTIONS                            None.

9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2014:

Common stock, $0.0001 par value; 75,000,000 shares authorized; 1,108,596 shares issued and outstanding and 96,160 with SEC registration.

