Form 10-Q
period 2015-06-30
China Bull Management Inc
filed 2016-10-04
CIK 1510963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the period ended: June 30, 2015

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

                             TABLE OF CONTENTS

                 FOR QUARTER ENDED June 30, 2015

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheet of China Bull Management Inc.

As of June 30, 2015 and December 31, 2014

Balance Sheets (USD $)	Mar. 31, 2015 (Unaudited)	Dec. 31, 2014 (unaudited)

Statement of Financial Position [Abstract]
Cash	$—	$—
Accounts receivable
Total Current Asset	$—	$—
Fixed Assets	$1,741	$2,295
Total Assets	$1,741	$2,295
Liabilities and Shareholders' equity
Current Liabilities:
Deposits from Customer
Due to officer	$106	$106
Taxes parable	$—	$—
Total Liabilities	$106	$106
Commitment and Contingency
Shareholders' Equity
Common shares w/ par value $ 0.0001 & 1,138,596 o/s respectively & Paid-in capital	$80,637	$80,637
Profits (deficit) accumulated in development stage	$(79,002)	$(78,448)
Total Shareholders' Equity	$1,635	$2,189
Total Liabilities and Shareholders' Equity	$1,741	$2,295

China Bull Management Inc (Unaudited)

Statements of Income (Loss) For

Three and Six Months Ended June 30, 2015 and 2014

& From December 17, 2010 (Inception) Through June 30, 2015

Statements of Operations (USD $)	Three Month	Three Month	Six Month	Six Month	From Inception
	ended on	ended on	ended on	ended on	12/17/2010 to
Income Statement [Abstract]	6/30/2015	6/30/2014	6/30/2015	6/30/2014	6/30/2015
Revenue		$—		$—	$35,920
Cost of Revenue					$3,090
Gross Profits		$—		$—	$32,830
Operating Expenses
Selling Expenses
General and administrative expenses	277	$292	554	$569	$(39,127)
Research and Deveopment Costs
Total Operating Expenses	277	$292	554	$569	$(39,127)
Income (loss) from Operation	-277	$(292)	-554	$(569)	$(6,297)
Other income(expenses)					$(73,430)
Interests income (expenses)	0	$37	0	$80	$760
Income before income taxes	-277	$(255)	-554	$(489)	$(78,967)
Provision for income taxes				$—	$(35)
Net income		$(255)		$(489)	$(79,002)
Net earning per share
Basic and diluted		$—	$—		$(0.07)
Weighted average shares outstanding:
Basic and diluted	1,108,596	1,108,596	1,108,596	1,108,596	1,108,596

China Bull Management Inc.

 Statements of Cash Flows For

Three and Six Months Ended June 30, 2015 & 2014 and

From December 17, 2010 (Inception) Through June 30, 2015 (Unaudited)

			From Conception
Statements of Cash Flows (USD $)	Six month Ended		12/17/2010 to
	6/30/2015	6/30/2014	6/30/2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(554)	$(489)	$(79,002)
Adjustment to reconcile (net loss) to net cash (used in) operations:
Decrease of deposits from customers
Increase of taxes payable
Decrease (increase) of Accounts receivable
Increase of Due to Officer			$106
Increase of Depreciation, amortization, & other noncash items	$554	$554	$3,807
Net cash provided by operating activities			$(75,089)
Investing Activities
Purchases of Computer System			$(5,548)
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued			$51,468
Other paid-in capital			$29,169
Increase (decrease) in cash
Cash, beginning at the period		$73,315	$—
Cash, end at the period		$73,380	$—

China Bull Management Inc.

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for financial assets and liabilities measured at fair value at June 30, 2015, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the quarter ended June 30, 2015.

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

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of June 30, 2015.

3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis.

The Company had minimal operations during the period from December 17 (date of inception) to June 30, 2015 and generated little revenues of $35,920 including $0 in this quarter, and the Company's current asset of $ 1,741 is limited. This condition raises substantial doubt about the Company's ability to continue as a going concern.

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

6. NET OPERATING INCOMES

As of June 30, 2015, the Company has a net operating loss of $ 277 for this quarter.

7. COMMON STOCK

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2015:

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

Revenue, operating income and shareholder equity

For the quarter ended of June 30, 2015, we have generated revenue of $ 0, and net loss of $ (277); compared same period of last year of $ 0 revenue and net loss of $ (255). There was no business activity.

On June 30, 2015, we have shareholders’ equity of $1,741 compared with $2,295 on the December 31, 2014. The decrease of shareholder equity in this quarter is due to depreciation of the equipment, but no operation.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our current cash position of $ 0 can’t meet our operation requirement in the next twelve months. We don’t have any financing plan in the foreseeable future except the manager personally help.

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

101 - Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2015 furnished in XBRL).

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