Form 10-Q
period 2015-09-30
China Bull Management Inc
filed 2016-10-04
CIK 1510963

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

                             TABLE OF CONTENTS

                 FOR QUARTER ENDED Sept. 30, 2015

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheet of China Bull Management Inc.

As of Sept. 30, 2015 and December 31, 2014

Balance Sheets (USD $)	Sept. 30, 2015 (Unaudited)	Dec. 31, 2014 (unaudited)

Statement of Financial Position [Abstract]
Cash	$—	$—
Accounts receivable
Total Current Asset	$—	$—
Fixed Assets	$1,464	$2,295
Total Assets	$1,464	$2,295
Liabilities and Shareholders' equity
Current Liabilities:
Deposits from Customer
Due to officer	$106	$106
Taxes parable	$—	$—
Total Liabilities	$106	$106
Commitment and Contingency
Shareholders' Equity
Common shares w/ par value $ 0.0001 & 1,138,596 o/s respectively & Paid-in capital	$80,637	$80,637
Profits (deficit) accumulated in development stage	$(79,279)	$(78,448)
Total Shareholders' Equity	$1,358	$2,189
Total Liabilities and Shareholders' Equity	$1,464	$2,295

China Bull Management Inc (Unaudited)

Statements of Income (Loss) For

Three and Nine Months Ended Sept. 30, 2015 and 2014

& From December 17, 2010 (Inception) Through Sept. 30, 2015

Statements of Operations (USD $)	Three Month	Three Month	Nine Month	Nine Month	From Inception
	ended on	ended on	ended on	ended on	12/17/2010 to
Income Statement [Abstract]	9/30/2015	9/30/2014	9/30/2015	9/30/2014	9/30/2014
Revenue		$—		$—	$35,920
Cost of Revenue					$3,090
Gross Profits		$—		$—	$32,830
Operating Expenses
Selling Expenses
General and administrative expenses	$277	$286	$831	$855	$(39,404)
Research and Deveopment Costs
Total Operating Expenses	$277	$286	$831	$855	$(39,404)
Income (loss) from Operation	$(277)	$(286)	$(831)	$(855)	$(6,574)
Other income(expenses)	$—				$(73,430)
Interests income (expenses)	$—	$37	$—	$117	$737
Income before income taxes	$(277)	$(249)	$(831)	$(738)	$(79,267)
Provision for income taxes				$—	$(35)
Net income	$(277)	$(249)	$(831)	$(738)	$(79,302)
Net earning per share
Basic and diluted	$0.00	$(0.00)	$0.00	$(0.00)	$(0.07)
Weighted average shares outstanding:
Basic and diluted	1,108,596	1,108,596	1,108,596	1,108,596	1,108,596

China Bull Management Inc.

 Statements of Cash Flows For

Three and Nine Months Ended Sept. 30, 2015 & 2014 and

From December 17, 2010 (Inception) Through Sept. 30, 2015 (Unaudited)

			From Conception
Statements of Cash Flows (USD $)	Nine Month Ended		12/17/2010 to
	9/30/2015	9/30/2014	9/30/2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	-831	$(738)	$(79,279)
Adjustment to reconcile (net loss) to net cash (used in) operations:
Decrease of deposits from customers
Increase of taxes payable
Decrease (increase) of Accounts receivable
Increase of Due to Officer			$106
Increase of Depreciation, amortization, & other noncash items	831	$831	$4,084
Net cash provided by operating activities		$93	$(75,089)
Investing Activities
Purchases of Computer System			$(5,548)
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued			$51,468
Other paid-in capital			$29,169
Increase (decrease) in cash
Cash, beginning at the period		$73,315	$—
Cash, end at the period		$73,408	$—

China Bull Management Inc.

NOTES TO FINANCIAL STATEMENTS

Sept. 30, 2015

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

The Company had minimal operations during the period from December 17 (date of inception) to Sept. 30, 2015 and generated little revenues of $35,920 including $0 in this quarter, and the Company's current asset of $ 1,464 is limited. This condition raises substantial doubt about the Company's ability to continue as a going concern.

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

Revenue, operating income and shareholder equity

For the quarter ended of Sept. 30, 2015, we have generated revenue of $ 0, and net loss of $ (277); compared same period of last year of $ 0 revenue and net loss of $ (249). There was no business activity.

On Sept. 30, 2015, we have shareholders’ equity of $1,464 compared with $2,295 on the December 31, 2014. The decrease of shareholder equity in this quarter is due to depreciation of the equipment, but no operation.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our current cash position of $ 0 can’t meet our operation requirement in the next twelve months. We don’t have any financing plan in the foreseeable future except the manager personally helps.

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