Form 10-Q
period 2016-03-31
China Bull Management Inc
filed 2016-10-04
CIK 1510963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the period ended: March 31, 2016

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

                             TABLE OF CONTENTS

                 FOR QUARTER ENDED March 31, 2016

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheet of China Bull Management Inc.

As of March 31, 2016 and December 31, 2015

Balance Sheets (USD $)	Mar. 31, 2015 (Unaudited)	Dec. 31, 2015 (unaudited)

Statement of Financial Position [Abstract]
Cash	$—	$—
Accounts receivable
Total Current Asset	$—	$—
Fixed Assets	$2,018	$2,295
Total Assets	$2,018	$2,295
Liabilities and Shareholders' equity
Current Liabilities:
Deposits from Customer
Due to officer	$106	$106
Taxes parable	$—	$—
Total Liabilities	$106	$106
Commitment and Contingency
Shareholders' Equity
Common shares w/ par value $ 0.0001 & 1,138,596 o/s respectively & Paid-in capital	$80,637	$80,637
Profits (deficit) accumulated in development stage	$(78,725)	$(78,448)
Total Shareholders' Equity	$1,912	$2,189
Total Liabilities and Shareholders' Equity	$2,018	$2,295

China Bull Management Inc (Unaudited)

Statements of Income (Loss) For

Three Months Ended March 31, 2016 and 2015

& From December 17, 2010 (Inception) Through March 31, 2016

Balance Sheets (USD $)	Mar. 31, 2016 (Unaudited)	Dec. 31, 2015 (unaudited)

Statement of Financial Position [Abstract]
Cash	$—	$—
Accounts receivable
Total Current Asset	$—	$—
Fixed Assets	$—	$—
Total Assets	$—	$—
Liabilities and Shareholders' equity
Current Liabilities:
Deposits from Customer
Due to officer	$106	$106
Taxes parable	$—	$—
Total Liabilities	$106	$106
Commitment and Contingency
Shareholders' Equity
Common shares w/ par value $ 0.0001 & 1,138,596 o/s respectively & Paid-in capital	$80,637	$80,637
Profits (deficit) accumulated in development stage	$(80,743)	$(80,743)
Total Shareholders' Equity	$(106)	$(106)
Total Liabilities and Shareholders' Equity	$—	$—

China Bull Management Inc.

 Statements of Cash Flows For

Three Months Ended March 31, 2016 & 2015 and

From December 17, 2010 (Inception) Through March 31, 2016 (Unaudited)

Statements of Cash Flows (USD $)	3 Months Ended		63 Months Ended
	March 31,2016	March 31,2015	March 31,2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$—	$(277)	$(80,743)
Adjustment to reconcile (net loss) to net cash (used in) operations:
Decrease of deposits from customers
Increase of taxes payable
Decrease (increase) of Accounts receivable
Increase of Due to Officer			$106
Increase of Depreciation, amortization, & other noncash items		$277	$5,548
Net cash provided by operating activities	$—	$—	$(75,089)
Investing Activities	$—
Purchases of Computer System			$(5,548)
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued			$51,468
Other paid-in capital	$—		$29,169
Increase (decrease) in cash
Cash, beginning at the period	$—	$73,314	$—
Cash, end at the period	$—	$73,358	$—

China Bull Management Inc.

NOTES TO FINANCIAL STATEMENTS

March 31, 2016

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for financial assets and liabilities measured at fair value at March 31, 2016, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the quarter ended March 31, 2016.

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

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of March 31, 2016.

3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis.

The Company had minimal operations during the period from December 17 (date of inception) to March 31, 2016 and generated little revenues of $35,920 including $0 in this quarter, and the Company's current asset is $0. This condition raises substantial doubt about the Company's ability to continue as a going concern.

Continuation of the Company as a going concern dependents upon obtaining additional working capital, and generating substantial revenue and profits. Management is doing the best to find solution in the looking for future business opportunities.

Further, the operation of this company was haled since May of 2013. Detail is in the following Item 2 of Management discussion.

4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stocks.

5. INCOME TAXES

This company is subject to Nevada and US tax codes. The company has no tax payable for this quarter.

6. NET OPERATING INCOMES

As of March 31, 2016, the Company has a net operating loss of $ 0 for this quarter.

7. COMMON STOCK

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2016:

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

Revenue, operating income and shareholder equity

For the quarter ended of March 31, 2016, we have generated revenue of $ 0, and net loss of $ 0; compared same period of last year of $ 0 revenue and net loss of $ (277). There was no business activity.

On March 31, 2016, we have shareholders’ equity of $ 0, compared with $ 0 on the December 31, 2015. .

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

101 - Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2016 furnished in XBRL).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          China Bull Management Inc.

Dated: October 4, 2016

                                          By: /s/ Andrew Chien

                                          ------------------------

                                            Andrew Chien,

                                            Principal Executive Office

                                             & Accounting Officer