Form 10-Q
period 2016-09-30
China Bull Management Inc
filed 2016-10-04
CIK 1510963

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

                             TABLE OF CONTENTS

                 FOR QUARTER ENDED Sept. 30, 2016

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheet of China Bull Management Inc.

As of Sept. 30, 2016 and December 31, 2015

Balance Sheets (USD $)	Sept. 30, 2016 (Unaudited)	Dec. 31, 2015 (unaudited)

Statement of Financial Position [Abstract]
Cash	$—	$—
Accounts receivable
Total Current Asset	$—	$—
Fixed Assets	$—	$—
Total Assets	$—	$—
Liabilities and Shareholders' equity
Current Liabilities:
Deposits from Customer
Due to officer	$106	$106
Taxes parable	$—	$—
Total Liabilities	$106	$106
Commitment and Contingency
Shareholders' Equity
Common shares w/ par value $ 0.0001 & 1,138,596 o/s respectively & Paid-in capital	$80,637	$80,637
Profits (deficit) accumulated in development stage	$(80,743)	$(80,743)
Total Shareholders' Equity	$(106)	$(106)
Total Liabilities and Shareholders' Equity	$—	$—

China Bull Management Inc (Unaudited)

Statements of Income (Loss) For

Three and Nine Months Ended Sept. 30, 2016 and 2015

& From December 17, 2010 (Inception) Through Sept. 30, 2016

Statements of Operations (USD $)	Three Month	Three Month	Nine Month	Nine Month	From Inception
	ended on	ended on	ended on	ended on	12/17/2010 to
Income Statement [Abstract]	9/30/2016	9/30/2015	9/30/2016	9/30/2015	9/30/2016
Revenue	$—	$—		$—	$35,920
Cost of Revenue					$3,090
Gross Profits		$—		$—	$32,830
Operating Expenses
Selling Expenses
General and administrative expenses		$277		$831	$(39,404)
Research and Deveopment Costs
Total Operating Expenses		$277		$831	$(39,404)
Income (loss) from Operation	$—	$(277)		$(831)	$(6,574)
Other income(expenses)		$—			$(73,430)
Interests income (expenses)	$—	$—		$—	$737
Income before income taxes		$(277)		$(831)	$(79,267)
Provision for income taxes	$—				$(35)
Net income	$—	$(277)		$(831)	$(79,302)
Net earning per share
Basic and diluted	$0.00	$(0.00)	$0.00	$(0.00)	$(0.07)
Weighted average shares outstanding:
Basic and diluted	1,108,596	1,108,596	1,108,596	1,108,596	1,108,596

China Bull Management Inc.

 Statements of Cash Flows For

Three and Nine Months Ended Sept. 30, 2016 & 2015 and

From December 17, 2010 (Inception) Through Sept. 30, 2016 (Unaudited)

			From Conception
Statements of Cash Flows (USD $)	Nine Month Ended		12/17/2010 to
	9/30/2016	9/30/2015	9/30/2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$—	$(831)	$(79,279)
Adjustment to reconcile (net loss) to net cash (used in) operations:
Decrease of deposits from customers
Increase of taxes payable
Decrease (increase) of Accounts receivable
Increase of Due to Officer			$106
Increase of Depreciation, amortization, & other noncash items	$—	$831	$4,084
Net cash provided by operating activities	$—		$(75,089)
Investing Activities
Purchases of Computer System			$(5,548)
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued			$51,468
Other paid-in capital	$—		$29,169
Increase (decrease) in cash	$—
Cash, beginning at the period	$—		$—
Cash, end at the period	$—		$—

China Bull Management Inc.

NOTES TO FINANCIAL STATEMENTS

Sept. 30, 2016

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

Special Business interruption And Shareholder Meeting Decision

Due to third party wanting to change control, the operation of the business was interrupted since May of 2013 and fully damaged for over 3 years and beyond. On June 19, 2013, the FINRA announced to delete the trading at the quotation of the OTCBB, of the common stock of this company. Currently, the shares only can be traded in the pinksheet. On July 10, 2016, the company held shareholder meeting, the voted shares with 100% elected Mr. Chien as the only director, and opposed the third party to become a control shareholder of this company.

Although Andrew Chien wanted to recover the assets by legal action, but he will concentrate most energy on the looking for new business opportunity under the new environment such as China has significant capital outflow etc.

Recently, Chien under his personal financial help, made the missed SEC financial statements, and kept the Company registration current as the first step to recover the share value.

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

On Sept. 30, 2016, we have shareholders’ equity of $ 0, compared with $ 0 on the December 31, 2015. .

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